Form 10QSB
period 2007-09-30
HARBORSIDE VENTURES, INC.
filed 2007-12-07
CIK 1413599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52880

HARBORSIDE VENTURES, INC.

(Name of small business issuer in its charter)

Nevada	98-0549550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3675 East First Avenue, Suite 201 Burnaby, British Columbia, Canada	V5C 3V8
(Address of principal executive offices)	(Zip Code)

(604) 299-7277
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,406,001 shares of common stock as of November 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

HARBORSIDE VENTURES, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Harborside Ventures, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

HARBORSIDE VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$42,495	$79,221

	$42,495	$79,221
	=========	=========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,583	$12,608

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized:
500,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,406,001 common shares (December 31, 2006: 1)	7,406	-
Additional paid in capital	83,894	-
Private placement subscription	-	88,800
Deficit accumulated during the exploration stage	(91,388)	(22,187)
	__________	__________
	(88)	66,613
	__________	__________
	$42,495	$79,221
	=========	=========

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months Ended September 30,	Three months Ended September 30,	Nine months Ended September 30,	May 16, 2006 (Inception) to September 30,	May 16, 2006 (Inception) to September 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 15,233	$ -	$ 19,833	$ -	$ 25,833
Legal	17,827	-	20,601	-	25,201
Mineral property costs (Note 3)	-	-	-	5,592	6,586
Office and administration expenses	3,849	1,933	9,256	1,933	14,257
Travel	4,037	-	19,511	-	19,511
	__________	__________	__________	__________	__________
Net loss	$ (40,946)	$ (1,933)	$ (69,201)	$ (7,525)	$ (91,388)
	=========	=========	=========	=========	=========
Loss per share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
	=========	=========	=========	=========
Weighted average number of shares outstanding - basic and diluted	7,406,000	1	3,115,000	1
	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended September 30,	May 16, 2006 (Inception) to September 30,	May 16, 2006 (Inception) to September 30,
	2007	2006	2007

Operating Activities
Net loss	$(69,201)	$ (7,525)	$(91,388)
Item not requiring use of cash
Mineral property costs	-	6,286	300
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	29,975	1,239	42,583
	__________	__________	__________
Net Cash used in operating activities	(39,226)	-	(48,505)
	__________	__________	__________
Financing Activities
Proceeds on sale of common stock	2,500	-	91,000
	__________	__________	__________
Net Cash from financing activities	2,500	-	91,000
	__________	__________	__________
Increase (Decrease) increase in cash	(36,726)	-	42,495

Cash, beginning	79,221	-	-
	__________	__________	__________
Cash, end	$42,495	$ -	$42,495
	=========	=========	=========

Supplemental cash flow information and non-cash Investing and financing activities:
Interest paid	$ -	$ -	$ -
	=========	=========	=========
Income taxes paid	$ -	$ -	$ -
	=========	=========	=========
Shares issued for acquisition of mineral property	$ -	$ -	$ 300
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 1          Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 16, 2006, and is in the exploration stage. The Company has acquired a mineral property located in the Yukon Territory, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $91,388 as at September 30, 2007 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

On October 17, 2007, the Company received approval on its Form SB-2 Registration Statement with the United States Securities and Exchange Commission to register 6,006,000 shares of common stock at $0.02 per share for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2          Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 2          Summary of Significant Accounting Policies - (continued)

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 its characterization of the Company as a development stage enterprise.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of shares of common stock. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

Foreign Currency Translation

The financial statements are presented in United States dollars unless otherwise noted. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 2          Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At September 30, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the diluted loss per share is equal to basic loss per share.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 2          Summary of Significant Accounting Policies - (continued)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management has adopted this standard since inception.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3          Mineral Property

Quartz Claims

By "Quartz Claims Acquisition Agreement" dated May 25, 2006, the Company acquired a 100% undivided right, title and interest in and to the mineral property, known as "Quartz Claims", located in the Whitehorse Mining District of the Yukon Territory, Canada by the issuance of 6,000 common shares of the company's capital stock at an issuance price of $0.05 per share for a total of $300 and repayment of staking and application costs of $6,286 (CAD$6,800) from an unrelated party (Note 4).

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Note 4          Capital Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period ended December 31, 2006, the Company issued the following:

(a)     one share of its common stock effective upon incorporation;

During the period ended September 30, 2007, the Company issued the following:

(a)     3,000,000 shares of common stock for total cash proceeds of $3,000. $2,000 out of the total proceeds were received in the period ended December 31, 2006 and the balance of $1,000 was received in the current period;

(b)     4,400,000 units at a price of $0.02 per unit for total proceeds of $88,000. $86,500 out of the total proceeds were received in the period ended December 31, 2006 and the balance of $1,500 was received in the current period. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one share of common stock for a two year period commencing June 8, 2007, at an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share thereafter; and

(c)     6,000 shares of common stock at an issuance price of $0.05 per share for a total of $300 for a mineral property (Refer to note 3).

As at December 31, 2006 and September 30, 2007, there were no outstanding stock options.

At September 30, 2007, there were 4,400,000 share purchase warrants outstanding with an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share until June 8, 2009.

__________

Item 2.            Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Harborside Ventures, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2007 included in this quarterly report.

Our Business

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. In May 2006, we acquired a 100% undivided interest in four quartz claims located in the Whitehorse Mining District of the Yukon Territory.

The property underlying the quartz claim interests does not contain any known mineral deposits or reserves of minerals. Accordingly, exploration of the property is required before we can determine whether any commercially viable mineral deposit may exist. Our plan of operations is to carry out preliminary exploration work on the property in order to ascertain whether advanced exploration is warranted to determine whether the property possesses commercially exploitable mineral deposits. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property underlying our mineral claim interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

Our Acquisition of the Claim Interests

We entered into a Quartz Claims Acquisition Agreement with Oro Quest Ltd. effective as of May 25, 2006, whereby we obtained a 100% interest in four quartz claims located in the Whitehorse Mining District of the Yukon Territory, Canada, in consideration of: (i) the repayment by us to Oro Quest of all staking and quartz claims application costs to the Whitehorse Mining District of the Yukon Territory which were incurred by Oro Quest in acquiring the claims and (ii) the issuance by us to Oro Quest of an aggregate of 6,000 common shares of our common stock at a deemed issuance price of $0.05 per share.

Property Underlying our Claims

The quartz claims that are the subject of our mineral property interests are known as the "DIO Claims" and are located in the Whitehorse Mining District in the Yukon Territory, Canada. The claims are accessed from the Pilot Mountain Subdivision Road, a subdivision along the north side of the Takhini Hot Springs Road approximately five kilometres from its junction with the North Klondike Highway, known locally as the Mayo Road. A power line crosses the Pilot Mountain Subdivision Road approximately 400 metres from its junction with the Takhini Hot Springs Road. About 200 metres east off the Pilot Mountain Road along the power line, the baseline of the DIO Claims is intersected.

The Claim information is as follows:

Claim Name	Grant Numbers	Expiry Date
DIO 1	YC 54160	October 18, 2008
DIO 2	YC 54161	October 18, 2008
DIO 3	YC 54162	October 18, 2008
DIO 4	YC 54163	October 18, 2008

Our Planned Exploration Program

We have obtained a geological report on the property underlying our mineral claim interests. The geological report has recommended an exploration program consisting of two phases, as described below.

Phase One

Phase one of the proposed exploration program consists of prospecting, geological mapping, geophysical and geochemical surveys. The budget for this is broken down as follows:
Proposed Budget: Phase One
Prospecting and geological mapping (7 days @ $500/day)	CDN$ 3,500
Follow-up geophysical and VLF-EM (very low frequency electromagnetic) surveys (5 days @ $700/day)	3,500
Soil and rock sampling (100 samples @ $20/sample)	2,000
Room and board, transportation and shipping	1,500
Report writing and supervision (4 days @ $500/day)	2,000
Contingency (10%)	1,250
Total:	CDN$13,750

Phase Two

The geologist report recommends that phase two of the exploration program consist of back hoe, blast or hand trenching and sampling of mineralized showings located in phase one.

Proposed Budget: Phase Two
Small back hoe rental ($70/hr (wet) @ 2 days @ 10 hrs/day)	CDN$ 1,400
Mobilization and demobilization costs	500
Explosives	600
Geologist and labourer/blaster (4 days @ $700/day)	2,700
Rock samples (50 samples @ $20/sample)	1,000
Room and board, transportation and shipping	500
Report writing and supervision (2 days @ $500/day)	1,000
Contingency (10%)	770
Total:	CDN$8,470

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $13,740 and $8,464, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on November 30, 2007 of $1.00:CDN$1.0007.

Plans Regarding Exploration Program

We expect to commence phase one of the exploration program in the summer of 2008, depending on weather conditions and the availability of personnel and equipment. Upon completion of phase one, and subject to the results of phase one, we intend to undertake phase two in the summer of 2009.

We will determine whether to proceed with further exploration work upon completion of phase two. In completing this determination we will assess whether the results of the entire exploration up to that time are sufficiently positive to enable us to obtain any additional financing that we will then require. This analysis will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

To date, we have spent no exploration expenditures on the property underlying our mineral claim interests, other than amounts spent in completing the geological report on the property. We have not chosen anyone specific to conduct exploration work on the property. We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the property.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. Work permits, if needed, will be subject to review by the proper authorities. At this time the proposed phase one of our planned exploration would not need permits to proceed.

Pursuant to the Quartz Mining Act (Yukon Territory, Canada), to keep quartz claims in good standing in the Yukon Territory there must be CDN$100 (approximately $100 based on the noon buying rate as certified by the New York Federal Reserve Bank on November 30, 2007 of $1.00:CDN$1.0007) of exploration expenditures performed per claim each year. In event that work is not performed on a quartz claim, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$400 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims subject to our interests in good standing for an additional year. In the event that more than CDN$100 per claim is spent, this can be pooled to keep the claim in good standing for more than one year.

Any testing work undertaken on the property underlying our mineral claim interests must be conducted in a manner that minimizes disruption to the environment and must comply with applicable legislation including the Waters Act (Yukon Territory).

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time, and because we do not know the size or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the Property underlying our Claims:

    Obtain a trading symbol to trade our shares over the OTC Bulletin Board. On October 4, 2007, we filed an initial SB-2 registration statement to register 6,006,000 shares of our common stock for resale by the selling stockholders named therein. The SB-2 registration statement was declared effective by the SEC on October 17, 2007. On October 26, 2007, we filed a registration statement on Form 8-A to effect registration of our common stock as a class under the Exchange Act. We subsequently took action to apply to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board. The remaining costs in connection with obtaining a trading symbol expected to be approximately $5,000.

    We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests. Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $13,740 based on the noon buying rate as certified by the New York Federal Reserve Bank on November 30, 2007 of $1.00:CDN$1.0007). We expect to commence phase one of our exploration program in the summer of 2008, depending on weather conditions and the availability of personnel and equipment.

    We anticipate spending approximately $750 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $9,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $27,740 ($5,000 to begin trading on the OTC Bulletin Board, $13,740 to complete phase one of our recommended exploration program, and $9,000 to cover ongoing general and administrative expenses). As at September 30, 2007, we had cash reserves of $42,495 and a working capital deficiency of $88. Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next 12 months, will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue phase two of our recommended exploration program any advanced exploration of the property underlying our mineral claim interests and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interests and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claim interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claim interests. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claim interests to the joint venture participant.

Results of Operations

Revenues

We have had no operating revenues since our incorporation on May 16, 2006 to September 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses for the following periods are set forth below:
	Three months ended September 30, 2007 (unaudited)	Nine months ended September 30, 2007 (unaudited)	May 16, 2006 (Inception) to September 30, 2006 (unaudited)	May 16, 2006 (Inception) to September 30, 2007 (unaudited)
Expenses	$	$	$	$
Accounting and audit fees	15,233	19,833	-	25,833
Legal	17,827	20,601	-	25,201
Mineral property costs	-	-	5,592	6,586
Office and administration expenses	3,849	9,256	1,933	14,257
Travel	4,037	19,511	-	19,511
Total:	(40,946)	(69,201)	(7,525)	(91,388)

As such, we have experienced a net loss of $69,201 for the nine months ended September 30, 2007, and $91,388 from inception to September 30, 2007.

Liquidity and Capital Resources

We had cash of $42,495 and a working capital deficiency of $88 as of September 30, 2007.

Cash Used in Operating Activities

Net cash used in operating activities was $39,226 for the nine months ended September 30, 2007 and $48,505 for the period from our inception on May 16, 2006 to September 30, 2007. We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations".

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From inception on May 16, 2006, to September 30, 2007, we have raised a total of $91,000 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interests and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for the period from inception to December 31, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.            Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including Robert Skelly, our principal executive officer and principal financial officer. Based upon that evaluation, Mr. Skelly concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBORSIDE VENTURES, INC.
By:	s/s "Robert Skelly" Name: Robert Skelly Title: President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director Date: December 5, 2007.

__________