Form 10QSB/A
period 2007-09-30
HARBORSIDE VENTURES, INC.
filed 2008-01-18
CIK 1413599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

(604) 299-7277
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,406,001 shares of common stock as of November 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

__________

HARBORSIDE VENTURES, INC.

Quarterly Report On Form 10-QSB/A
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Harborside Ventures, Inc. are included in this Quarterly Report on Form 10-QSB/A:

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

Pursuant to the Quartz Mining Act (Yukon Territory, Canada), to keep quartz claims in good standing in the Yukon Territory there must be CDN$100 (approximately $100 based on the noon buying rate as certified by the New York Federal Reserve Bank on November 30, 2007 of $1.00:CDN$1.0007) of exploration expenditures performed per claim each year. In the event that work is not performed on a quartz claim, CDN$100 per claim can be paid to the Yukon Territory Mining Recorder in lieu of performing such work. In the case of our claim interests, CDN$400 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims subject to our interests in good standing for an additional year. In the event that more than CDN$100 per claim is spent, the amount exceeding CDN$100 (up to CDN $400) can be carried forward to keep the claim in good standing for subsequent years.

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

The following exhibits are included with this Quarterly Report on Form 10-QSB/A:
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

HARBORSIDE VENTURES, INC.
By:	"Robert Skelly" Name: Robert Skelly Title: President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director Date: January 18, 2008.

__________