Form 10KSB
period 2007-12-31
HARBORSIDE VENTURES, INC.
filed 2008-04-14
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File: 000-52880

HARBORSIDE VENTURES, INC.
(Name of Small Business Issuer in its charter)

Nevada	98-0549550
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3675 East First Avenue, Suite 201, Burnaby, British Columbia, Canada V5C 3V8
(Address of Principal Executive Offices including Zip Code)

(604) 299-7277
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: ☐ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No.

The issuer's revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 9, 2008 was $60,120 (there is no current public market for the issuer's common stock; market value is based on the issuer's most recent private offering of units, which was effected at $0.02 per unit).

The number of shares outstanding of the issuer's common stock as of April 9, 2008 was 7,406,001.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Overview

We were incorporated on May 16, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. In May 2006, we acquired a 100% undivided interest in four quartz claims located in the Whitehorse Mining District of the Yukon Territory.

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

We have obtained a geological report on the property underlying our mineral claim interests. The geological report has recommended an exploration program consisting of two phases: phase one of our planned exploration program is estimated to cost CDN$13,750 and phase two of your planned exploration program is estimated to cost CDN$8,470 (approximately $13,491 and $8,310, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on April 9, 2008 of CDN$1.0192 : US$1.00). We have determined to proceed with the recommended exploration program and, if warranted, complete full exploration of the property underlying our mineral claim interests. At December 31, 2007, we had cash of $8,106 and a working capital deficit of $45,761. As such, we will require additional financing in order to complete phase one of our recommended work program as well as any further exploration to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Property Underlying Our Mineral Claim Interests

We obtained a geological report on the property underlying our mineral claim interests, which report was prepared by Larry W. Carlyle, P. Geol., F.G.A.C., in December, 2006. The following description of the property, its history and geology is taken from the contents of such report. This report makes reference to a previous report written by Mr. Carlyle and others relating to the property underlying our mineral claim interests.

Property Description, Location and Access

The quartz claims that are the subject of our mineral property interests are known as the "DIO Claims" and are located in the Whitehorse Mining District in the Yukon Territory, Canada. The claims are accessed from the Pilot Mountain Subdivision Road, a subdivision along the north side of the Takhini Hot Springs Road approximately 5 kilometres from its junction with the North Klondike Highway, known locally as the Mayo Road. A power line crosses the Pilot Mountain Subdivision Road approximately 400 metres from its junction with the Takhini Hot Springs Road. About 200 metres east off the Pilot Mountain Road along the power line, the baseline of the DIO Claims is intersected.

The Claim information is as follows:

Claim Name	Grant Numbers	Expiry Date
DIO 1	YC 54160	October 18, 2008
DIO 2	YC 54161	October 18, 2008
DIO 3	YC 54162	October 18, 2008
DIO 4	YC 54163	October 18, 2008

The following figure shows the location of the DIO Claims:

DIO CLAIMS

MIN FILE AND GEOLOGY

NOT TO SCALE

119
047
TK
uKv
139
HIGHWAY
KLONDIKE
118
155
S T
mKp
151
Takhini River
DIO Claims
Min File # 151
113
RIVER
S T
091
130
YUKON
Alaska Highway
S T
202
121A
052
uKv
B
To Whitehorse

S T – STIKINIA: Basement of Devonian to Permian arc volcanics and platform carbonate rocks overlain by Triassic and Lower Jurassic arc volcanic and volcaniclastic rocks, chert, carbonate, and arc-derived clastic rocks intruded by comagmatic plutonic rocks

uKv – Upper Cretaceous mafic and lesser felsic volcanics, mostly Carmacks Group

mKp – mid-Cretaceous post-accretion plutons

TK – Land Claim Selections of Ta'an Kwatch'an First Nation (hatched)

Regional Geology

From the early 1990s to the present, the Yukon Geological Survey has done significant work to extend geological units from British Columbia, through the Yukon Territory, and into Alaska. Prior mapping of the area in the 1960s had the bedrock geology in the area of the DIO Claims broken into two sedimentary units: Upper Triassic Lewes River Group and Lower Jurassic Laberge Group. Geological reinterpretation has these rocks overlying the Devonian to Permian Stikine Terrane. The northwest striking syncline mapped in the 1960s approximately 6 kilometres north of the property is probably expressed by the U-shaped exposure of mid-Cretaceous pluton.

Property Geology and Property Work

The chief country rock on the DIO Claims is a blocky fine-grained grey limestone having a west strike and a slight southwest dip. The copper, silver, gold, lead and minor molybdenum mineralization is within vuggy quartz-calcite stringers thought to have a hydrothermal origin. The mineralization is contained in the minerals: galena, chalcopyrite, tetrahedrite, arsenopyrite, and molybdenite.

The mineralized stringers are believed to be filling shears created in the competent limestone by the intrusion of dark grey to green andesite dykes containing up to 1% pyrite. The dykes have strikes of Azimuth 315 degrees to 325 degrees and dips of 82 degrees to 87 degrees to the northeast. Strong bleaching, argillic and limonitic alteration was observed in the mineralized shears.

The claims are north along strike from the Whitehorse Copper Belt, situated west of the Yukon Territory capital, Whitehorse, and parallel the Yukon River valley. The Copper Belt has seen extensive development since the staking of the Copper King Claim in 1898. The belt is known to extend for at least 30 kilometres (18.6 miles); from just south of the junction of the South Klondike Highway (Carcross Road) with the Alaska Highway to west of the Whitehorse subdivision of Porter Creek. As stated in his report, Mr. Carlyle does not believe that this is the full extent of the belt because he has visited a similar copper showing just southeast of Aishihik Lake while he worked as a geologist for Whitehorse Copper Mines from 1972 to 1974.

The Little Chief and Middle Chief deposits, which were being mined during Mr. Carlyle's employment with Whitehorse Copper Mines, were considered to be roof-pendants of skarn altered meta-sediments within Cretaceous granite and granodiorite. Magnetite and chlorite were the most common skarn minerals but there were also lesser amounts of garnet, diopside and other skarn minerals.

Although no skarn mineralization was recognized by Mr. Carlyle and others who visited the DIO Claims during 1987 and 1988, there may be skarn mineralization present that went unobserved at that time.

The presence of the best mineralization at the Little Chief and Middle Chief Mines being within roof pendants is significant in exploring the DIO Claims. The syncline about six kilometres north of the property (See "Regional Geology") could indicate the existence of roof pendants on the claims. The mineralized fractures located on the claims having a similar strike to that for the syncline increases this probability.

To Mr. Carlyle's and Harborside's knowledge, little or no further work has been done on this property since the work done during the 1987 - 1988 seasons.

Our Planned Exploration Program

The author of the geological report, Mr. Carlyle, recommends a results-based two phase exploration program, as described below.

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

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $13,491 and $8,310, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on April 9, 2008 of CDN$1.0192 : US$1.00.

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

Pursuant to the Quartz Mining Act (Yukon Territory, Canada), to keep quartz claims in good standing in the Yukon Territory there must be CDN$100 (approximately $98 based on the noon buying rate as certified by the New York Federal Reserve Bank on April 9, 2008 of CDN$1.0192 : US$1.00) of exploration expenditures performed per claim each year. In event that work is not performed on a quartz claim, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$400 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims subject to our interests in good standing for an additional year. In the event that more than CDN$100 per claim is spent, this can be pooled to keep the claim in good standing for more than one year.

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

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also be competing with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this report we have no significant employees other than the officers and directors described in Item 9 of this report. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interests in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors

Risks related to our company

Because we have only recently commenced business operations, we have no history of earnings and no foreseeable earnings, and we may never achieve profitability or pay dividends.

We were incorporated on May 16, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring our interest in certain mineral claims in the Yukon Territory, Canada. Therefore, our ability to operate our business successfully remains untested. If we are successful in developing the property that is the subject of our mineral claim interests, we anticipate that we will retain future earnings and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We have yet to attain profitable operations, and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $137,061 for the period from May 16, 2006 (incorporation) to December 31, 2007, and we have no revenues to date. At December 31, 2007, we had cash of $8,106 and a working capital deficit of $45,761. As such, we will need to generate additional financial resources in order to complete phase one of the exploration program recommended by our consulting geologist as well as any further exploration. There can be no assurances that we will continue to obtain additional financial resources and/or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to December 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of the property underlying our mineral claim interests, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of valuable minerals on the property. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on the property underlying our mineral claim interests. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the property underlying our mineral claim interests that we plan to undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan. In addition, any determination that the property contains commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that the property can be commercially developed.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of the property underlying our mineral claim interests. Even if we discover commercial reserves on the property underlying our mineral claim interests, we can provide no assurance that we will be able to successfully advance the property into commercial production.

The property underlying our mineral claim interests does not contain any known bodies of ore. Our business plan calls for significant expenditures in connection with the exploration of the property. We will require additional financing in order to maintain our administrative costs for the next twelve months and to complete phase one of the exploration program on the property, as recommended by our consulting geologist. In addition, we will require further financing in order to complete phase two of the exploration program on the property and to conduct the economic evaluation that would be necessary for us to assess whether sufficient mineral reserves exist to justify commercial exploitation of the property underlying our mineral claim interests. We currently are in the exploration stage and have no revenue from operations. We currently do not have any arrangements in place for additional financing, and we may not be able to obtain financing on terms that are acceptable to us, or at all. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of the property. Further, if we are able to establish that development of the property is commercially viable, our inability to raise additional financing at that stage would result in our inability to place the property into production and recover our investment.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the property underlying our mineral claim interests and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on the property underlying our mineral claim interests. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if they are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on the property underling our mineral claim interests to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on the property.

Because access to the property underlying our mineral claim interests is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Due to snow and snowfall in the area, surface exploration of the property subject to our mineral claim interests is restricted to the summer months and early fall. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and result in the loss of your entire investment in our common stock.

As we undertake exploration of the property underlying our mineral claim interests, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration for minerals. We will be subject to the mining laws and regulations of the Yukon Territory as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If there is a defect with respect to title of our mineral claim interests, our business may fail.

We own an interest in certain quartz claims in the Yukon Territory, Canada. Although we believe that we have taken all appropriate steps to determine that we have title to interest in these claims, there is no guarantee that there are no defects with respect to title of the mineral claims. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we do not have clear title to our mineral claim interests, our business may fail and you may lose your entire investment in our common stock.

If we are unable to maintain our mineral claim interests, then our business will fail.

We own a 100% interest in certain mineral claims in the Yukon Territory, Canada, which claims are governed by the Quartz Mining Act (Yukon Territory, Canada). To keep our interests in these claims in good standing in the Yukon Territory, there must be CDN$100 (approximately $98 based on the noon buying rate as certified by the New York Federal Reserve Bank on April 9, 2008 of CDN$1.0192 : US$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$100 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the claims subject to our interests will lapse. Accordingly, you could lose all or part of your investment in our common stock.

We are subject to risks inherent in the mining industry, and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

Any mining operations that we may undertake in the future will be subject to risks normally encountered in the mining business. Mining for valuable minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

If we do not find a joint venture participant for the continued exploration of the property underlying our mineral claim interests, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a third party for the further exploration and possible production of the property underlying our mineral claim interests. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a third party. A prospective joint venture participant could have a limited ability to enter into joint venture agreements with junior exploration companies, and will seek the junior exploration companies who have the properties that it deems to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our mineral claims interests to the joint venture participant. If we are unable to enter into a joint venture agreement with a third party, we may fail and you will lose your entire investment in our common stock.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. In particular, our success is highly dependant upon the efforts of our sole executive officer and our directors, the loss of whose services would have a material adverse effect on our success and development.]

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Robert Skelly, our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director, is spending only approximately 10% of his business time on providing management services to us. While we believe that he presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Skelly from his other obligations could increase with the result that he may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms, which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Risks related to our common stock

There is no active trading market for our common stock, and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA"). In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, a market maker has filed a Form 15c-211, but such application is still being processed. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. We filed a registration statement on Form SB-2 with the SEC, which was declared effective on October 17, 2007. The selling stockholders thereunder may be reselling up to approximately 41% of the issued and outstanding shares of our common stock (and, if the share purchase warrants are exercised with respect to the 3,000,000 shares underlying such share purchase warrants being registered, then the selling stockholders may be reselling up to approximately 58% of our issued and outstanding shares of common stock). As a result of such registration statement, a substantial number of our shares of common stock which have been issued are available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

We currently plan to have our common stock quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.             DESCRIPTION OF PROPERTY

Our executive offices are located at 3675 East First Avenue, Suite 201, Burnaby, British Columbia, Canada, V5C 3V8. We also have interests in four quartz claims in a property in Whitehorse, Yukon Territory, Canada, as described above under Item 1.

ITEM 3.             LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal quarter of 2007.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS and small business issuer purchases of equity securities

Market Information

There is presently no public market for our common stock. We have sought sponsorship for the trading of our common stock on the OCT Bulletin Board. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders

As of April 9, 2008, we had 45 registered stockholders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our Articles of Incorporation or By-laws that restrict us from declaring or paying dividends. The Nevada revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2007:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders (Stock Incentive Plan)	Nil	Nil	Nil
Equity compensation plans not approved by securityholders	Nil	Nil	Nil
Totals:	Nil	Nil	Nil

Recent Sales of Unregistered Securities

Effective as of June 8, 2007, we completed a private placement of 4,400,000 units at a price of $0.02 per unit to a total of 44 purchasers . The total proceeds from this offering were $88,000. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one share of common stock during the period commencing June 8, 2007 and ending at 5:00 p.m. (Vancouver time) on June 8, 2009, at an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share thereafter. We completed this offering pursuant to Rule 903 of Regulation S under the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investors.

Effective as of June 8, 2007, we issued 6,000 shares of our common stock to Oro Quest Ltd. pursuant to a Quartz Claims Acquisition Agreement at a deemed issuance price of $0.05 per share. This share issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Effective June 7, 2007, we completed an offering of 3,000,000 shares of our common stock at a price of $0.001 per share to Mr. Skelly, our founding officer and director, for total proceeds of $3,000. We completed this offering pursuant to Rule 903 of Regulation S under the Securities Act. This sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation S. The investor was in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

Upon our incorporation on May 16, 2006, we issued one share of our common stock for consideration of $0.01 to Mr. Skelly, our founding officer and director. This share issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with our most recent audited financial statements for the years ended December 31, 2007 and 2006, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the Property underlying our Claims:

  Obtain a trading symbol to trade our shares over the OTC Bulletin Board. On October 4, 2007, we filed an initial SB-2 registration statement to register 6,006,000 shares of our common stock (including 3,000,000 shares underlying share purchase warrants) for resale by the selling stockholders named therein. The SB-2 registration statement was declared effective by the SEC on October 17, 2007. On October 26, 2007, we filed a registration statement on Form 8-A to effect registration of our common stock as a class under the Exchange Act. We subsequently took action to apply to FINRA for a trading symbol to begin trading our shares on the OTC Bulletin Board. The remaining costs in connection with obtaining a trading symbol expected to be approximately $5,000.

  We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests. Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $13,491 based on the noon buying rate as certified by the New York Federal Reserve Bank on April 9, 2008 of CDN$1.0192 : US$1.00). We expect to commence phase one of our exploration program in the summer of 2008, depending on weather conditions and the availability of personnel and equipment.

  We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $67,000 ($5,000 to begin trading on the OTC Bulletin Board, $13,491 to complete phase one of our recommended exploration program, and $48,000 to cover ongoing general and administrative expenses). As at December 31, 2007, we had cash of $8,106 and a working capital deficit of $45,761. Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next 12 months, will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue phase one or two of our recommended exploration program or any advanced exploration of the property underlying our mineral claim interests and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interests and our plan of operations will fail.

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

Results of Operations

Revenues

We have had no operating revenues since inception. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses for the following periods are set forth below:
	For the Year Ended December 31, 2007	May 16, 2006 (Inception) to December 31, 2006	May 16, 2006 (Inception) to December 31, 2007
Expenses
Accounting and audit fees	$ 24,016	$ 6,000	$ 30,016
Legal	50,853	4,600	55,453
Mineral property costs	-	6,586	6,586
Office and administration expenses	16,412	5,001	21,413
Travel	23,593	-	23,593
Total:	$ (114,874)	$ (22,187)	$ (137,061)

As such, we have experienced a net loss of $114,874 for our fiscal year ended December 31, 2007, as compared to a net loss of $22,187 for our fiscal year ended December 31, 2006 (that is, from our inception on May 16, 2006 to December 31, 2006). Our total net loss from inception to December 31, 2007 was $137,061. Our increased expenses (and net losses) during the fiscal year ended December 31, 2007 are largely due to increased legal, accounting and administration expenses incurred in connection with preparing and filing our initial registration statement on Form SB-2, which we filed in October 2007.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $73,615 for the year December 31, 2007, as compared with $9,279 from inception on May 16, 2006 to December 31, 2006. The increase in cash used in operating activities during the year ended December 31, 2007 is due primarily to our increased costs and administrative expenses during this period as outlined above under the heading "Expenses".

We have applied cash generated from our financing activities to fund our operations.

Cash from Financing Activities

During the year ended December 31, 2007, we obtained net cash of $2,500 from financing activities, as compared to $88,500 during the period from inception on May 16, 2006 to December 31, 2006. All of such cash resulted from the sale of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to continue to pursue our plan of operations. For these reasons our auditors stated in their report included with our annual report for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned expansion and activities.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

ITEM 7.             FINANCIAL STATEMENTS

Our audited financial statements as of December 31, 2007 and December 31, 2006 and the related notes to such financial statements are filed as part of this annual report and are incorporated by reference in this Item 7.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including Robert Skelly, our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director. Based upon that evaluation, Mr. Skelly concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS and corporate governance; compliance with 16(A) of the exchange act

Directors and Executive Officers

Our executive officers and directors are as follows:
Name	Age	Position Held
Robert Skelly	51	President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director
Paul Anaka	42	Director
Grant Sahaydak	50	Director
Paul Tuson	57	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Robert Skelly. Robert Skelly has been our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director since our incorporation in May 2006. Mr. Skelly is President of R.B. Skelly Sales, a sales and marketing company based in Vancouver, British Columbia, which also has offices in Calgary and Winnipeg. Mr. Skelly founded that company in 1989 and continues to run it. Previous to that, Mr. Skelly was Vice-President of Dominion Industries, a private automotive parts manufacturing company based in Toronto, Ontario, for five years. While at Dominion Industries, Mr. Skelly was responsible for sales and marketing and for accounting. While in Toronto, Mr. Skelly attended the University of Toronto and obtained a business degree. From 1976 to 1981, Mr. Skelly was employed by Canada Packers Inc., a meat packing and processing company, in Winnipeg, Manitoba, as its management accountant. Mr. Skelly also attended the British Columbia Institute of Technology, from which he holds a degree in sales and marketing. Since April 19, 2006, Mr. Skelly has served as the Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and as a director of Silica Resources Corporation, a reporting company.

Paul Anaka. Paul Anaka has served on our board of directors since July 1, 2007. Since 1997 Mr. Anaka has worked as a residential and commercial mortgage broker with Nationwide Mortgage Corp., based in Vancouver, British Columbia. Prior to that, Anaka served for two years as Vice-President of smartmortgage.ca Inc., also based in Vancouver, British Columbia, where he was responsible for sales and marketing. From 1987 to 1990, Mr. Anaka was employed by Dominion Directories as a marketing representative. Mr. Anaka attended Simon Fraser University from 1985-1987; he then attended the British Columbia Institute of Technology, from which he obtained a degree in marketing.

Grant Sahaydak. Grant Sahaydak has served on our board of directors since July 1, 2007. Mr. Sahaydak is currently an independent mortgage broker, based in Surrey, British Columbia, with Centum Mortgage Associates Ltd., a national franchise with branches across Canada. Prior to becoming a broker, Mr. Sahaydak spent 22 years in sales and management--from 1998 to 2005 he held a variety of management positions within the golf industry, and from 1983 to 1998 he served in management positions with a national real estate company. Mr. Sahaydak has a degree in urban land and economics from the University of British Columbia, a diploma in sales and marketing from the British Columbia Institute of Technology and a diploma in business from Selkirk College.

Brian Tuson. Brian Tuson has served on our board of directors since July 1, 2007. Mr. Tuson currently serves as the managing director of Three Twenty-Seven Marketing Inc., a marketing and sales firm based in Edmonton, Alberta that deals primarily with the automotive and industrial markets in the province of Alberta. Mr. Tuson formed Three Twenty-Seven Marketing in 2005 after retiring from Energizer Canada after 30 years. Prior to joining Energizer, Mr. Tuson held positions with General Motors of Canada and with the Steel Company of Canada. Mr. Tuson has a business degree from the Northern Alberta Institute of Technology.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the United States Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Audit Committee

We do not have a separately-designated standing audit committee. Our entire Board of Directors is acting as our audit committee.

ITEM 10.           EXECUTIVE COMPENSATION

Compensation of Executive Officers

The table below summarizes all compensation awarded to, earned by or paid to our sole executive officer for all services rendered in all capacities to us from the date of our incorporation on May 16, 2006 until December 31, 2007.
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert Skelly President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) The year 2006 refers to the period from our inception on May 16, 2006 to December 31, 2006.

Outstanding Equity Awards

As at December 31, 2007, there were no unexercised options, stock that had not vested or outstanding equity incentive plans awards with respect to our sole executive officer.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Incentive Plan

We do not have a stock incentive plan.

Employment Agreements

We do not have employment agreements with or our executive officer or with any of our directors.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2008 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(5)
Officers and Directors:
Common Stock	Robert Skelly	3,700,001(3)	47.7%
Common Stock	Paul Anaka	700,000(4)	9.0%
Common Stock	Grant Sahaydak	700,000(4)	9.0%
Common Stock	Brian Tuson	700,000(4)	9.0%
Common Stock	All executive officers and directors as a group (four persons)	5,800,001	65.9%
Other 5% Stockholders:
Common Stock	-	-	-

(1)   The address of our officers and directors is our company's address, which is 3675 East First Avenue, Suite 201, Burnaby, British Columbia, Canada, V5C 3V8.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Includes 3,350,001 shares and share purchase warrants exercisable for an additional 350,000 shares.

(4)   Includes 350,000 shares and share purchase warrants exercisable for an additional 350,000 shares.

(5)   Based on 7,406,001 shares of our common stock issued and outstanding as of April 9, 2008.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

Transactions with Related Parties

Except as disclosed below, there are no transactions, since the beginning of our last fiscal year, or any currently proposed transactions, in which we were or are to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for each of the fiscal years since the date of our incorporation, and in which any "related person" had or will have a direct or indirect material interest. "Related person" includes:

(a)        any of our directors or officers;

(b)        any person proposed as a nominee for election as a director;

(c)        any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)        any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons who has the same house as any of such person.

Purchase of Securities by Robert Skelly

Robert Skelly, our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director, acquired one share of our common stock at a price of $0.01 upon our incorporation on May 16, 2006. Mr. Skelly acquired 3,000,000 shares of our common stock at a price of $0.001 per share effective June 7, 2007. Mr. Skelly paid a total purchase price of $3,000 for these shares. Mr. Skelly also acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000.

Purchase of Securities by Paul Anaka

Paul Anaka, who become one of our directors on July 1, 2007, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000.

Purchase of Securities by Grant Sahaydak

Grant Sahaydak, who became one of our directors on July 1, 2007, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000.

Purchase of Securities by Brian Tuson

Grant Sahaydak, who became one of our directors on July 1, 2007, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000.

ITEM 13.           EXHIBITS
Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Quartz Claims Acquisition Agreement between Harborside Ventures Inc. and Oro Quest Ltd., dated May 25, 2006
10.2 (1)	Form of Seed Capital Unit Private Placement Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on October 4, 2007.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended December 31, 2007	Period from May 16, 2006 (inception) to December 31, 2006
Audit Fees:	Nil	$12,500
Audit Related Fees:	$12,450	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$12,450	$12,500

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit related services, tax services and other services. Pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultants. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provide to us in the past two fiscal years.

__________

HARBORSIDE VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Harborside Ventures, Inc.(an exploration stage company)

We have audited the accompanying balance sheets of Harborside Ventures, Inc. (an exploration stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2007, the period from May 16 (inception) to December 31, 2006 and period from May 16, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Harborside Ventures, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the period from May 16 (inception) to December 31, 2006 and the period from May 16, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"
Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 2nd, 2008

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
BALANCE SHEETS
	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$ 8,106	$ 79,221

	$ 8,106	$ 79,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$ 48,679	$ 6,608
Accrued liabilities	4,341	6,000
Due to related party (Note 6)	847	-

	53,867	12,608

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock (Note 4)
Authorized:
500,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,406,001 (December 31, 2006: 1) common shares	7,406	-
Additional paid-in capital	83,894	-
Private placement subscription	-	88,800
Deficit accumulated during the exploration stage	(137,061)	(22,187)

	(45,761)	66,613

	$ 8,106	$ 79,221

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	May 16, 2006 (Inception) to December 31,	May 16, 2006 (Inception) to December 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$ 24,016	$ 6,000	$ 30,016
Legal	50,853	4,600	55,453
Mineral property costs (Note 3)	-	6,586	6,586
Office and administration expenses	16,412	5,001	21,413
Travel	23,593	-	23,593

Net loss	$ (114,874)	$ (22,187)	$ (137,061)

Loss per share - basic and diluted	$ (0.03)	(22,187)	-

Weighted average number of shares outstanding - basic and diluted	4,200,000	1	-

The accompanying notes are an integral part of these financial statements

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the year Ended December 31,	May 16, 2006 (Inception) to December 31,	May 16, 2006 (Inception) to December 31,
	2007	2006	2007

Operating Activities
Net loss	$ (114,874)	$ (22,187)	$ (137,061)
Item not requiring use of cash
Mineral property costs	-	300	300
Change in non-cash working capital balance related to operations
Accounts payable	42,071	6,608	48,679
Accrued liabilities	(1,659)	6,000	4,341
Due to related party	847	-	847

Net Cash used in operating activities	(73,615)	(9,279)	(82,894)

Financing Activities
Proceeds on sale of common stock	2,500	88,500	91,000

Net Cash from financing activities	2,500	88,500	91,000

(Decrease) Increase in cash	(71,115)	79,221	8,106

Cash, beginning	79,221	-	-

Cash, end	$ 8,106	$ 79,221	$ 8,106

Supplemental cash flow information and non-cash Investing and financing activities:
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

Shares issued for acquisition of mineral property	$ -	$ 300	$ 300

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
					Deficit
					Accumulated
	Common Stock		Additional	Shares	During
		Par	Paid-in	to be	Exploration
	Shares	Value	Capital	Issued	Stage	Total
	#	$	$	$	$	$

Balance - May 16, 2006 (Date of Inception)	-	-	-	-	-	-

Common shares issued for cash:

May 31, 2006 at $0.01 per share	1	-	-	-	-	-

Private placement subscription	-	-	-	88,500	-	88,500

Common shares to be issued for mineral property:

May 25, 2006 at $0.05 per share	-	-	-	300	-	300

Net loss for the period	-	-	-	-	(22,187)	(22,187)

Balance - December 31, 2006	1	-	-	88,800	(22,187)	66,613

Common shares issued for cash:

June 7, 2007 at $0.001 per share	3,000,000	3,000	-	(2,000)	-	1,000

June 8, 2007 at $0.02 per share	4,400,000	4,400	83,600	(86,500)	-	1,500

Common shares issued for mineral property	6,000	6	294	(300)	-	-

Net loss for the year	-	-	-	-	(114,874)	(114,874)

Balance - December 31, 2007	7,406,001	7,406	83,894	-	(137,061)	(45,761)

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

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

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $137,061 and has a working capital deficiency of $45,761 as at December 31, 2007. Further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Note 2          Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and its characterization of the Company as a development stage enterprise.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 2          Summary of Significant Accounting Policies (continued)

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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
December 31, 2007

Note 2          Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The fair value of amounts due to related parties is not determinable as they do not have specific repayment terms. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At December 31, 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2007.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 2          Summary of Significant Accounting Policies - (continued)

Basic and Diluted Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 2          Summary of Significant Accounting Policies - (continued)

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

Note 3          Mineral Property

Quartz Claims

By "Quartz Claims Acquisition Agreement" dated May 25, 2006, the Company acquired a 100% undivided right, title and interest in and to the mineral property, known as "Quartz Claims", located in the Whitehorse Mining District of the Yukon Territory, Canada by the issuance of 6,000 common shares of the Company's capital stock at an issuance price of $0.05 per share for a total of $300 and repayment of staking and application costs of $5,592 (CAD$6,000) from an unrelated party. The Company issued the 6,000 common shares during the year ended December 31, 2007.

Note 4          Capital Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended December 31, 2007, the Company issued the following:

(a)   3,000,000 shares of common stock for total cash proceeds of $3,000. $2,000 out of the total proceeds were received in the period ended December 31, 2006 and the balance of $1,000 was received in the current year;

(b)   4,400,000 units at a price of $0.02 per unit for total proceeds of $88,000. $86,500 out of the total proceeds was received in the period ended December 31, 2006 and the balance of $1,500 was received in the current year. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one share of common stock for a two year period commencing June 8, 2007, at an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share thereafter. Management has allocated 10% of the proceeds to the value of warrants; and

(c)   6,000 shares of common stock at an issuance price of $0.05 per share for a total of $300 for a mineral property (Refer to note 3);

During the period ended December 31, 2006, the Company issued the following:

(a)   one share of its common stock effective upon incorporation.

As at December 31, 2007 and December 31, 2006, there were no outstanding stock options.

At December 31, 2007, there were 4,400,000 share purchase warrants outstanding with an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share until June 8, 2009.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 5          Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $137,000 available to offset taxable income in future years which expires in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2007 $	December 31, 2006 $

Income tax recovery at statutory rate	40,210	7,765

Valuation allowance change	(40,210)	(7,765)

Provision for income taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2007 $	December 31, 2006 $

Deferred income tax assets:

Net operating loss carryforward	47,990	7,765

Valuation allowance	(47,990)	(7,765)

Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 6          Due to Related Party

As at December 31, 2007 $847 was due to the President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount, which is the amount of consideration established and agreed to by the related parties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HARBORSIDE VENTURES, INC.
Per:	"Robert Skelly" Robert Skelly President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director Date: April 11, 2008.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	"Robert Skelly" Robert Skelly President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director Date: April 11, 2008.
Per:	"Paul Anaka" Paul Anaka Director Date: April 11, 2008.
Per:	"Grant Sahaydak" Grant Sahaydak Director Date: April 11, 2008.
Per:	"Brian Tuson" Brian Tuson Director Date: April 11, 2008.

__________