Form 10-Q
period 2008-03-31
HARBORSIDE VENTURES, INC.
filed 2008-05-20
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52880

HARBORSIDE VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0549550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3675 East First Avenue, Suite 201 Burnaby, British Columbia, Canada	V5C 3V8
(Address of principal executive offices)	(Zip Code)

(604) 299-7277
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicat by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,406,001 shares of common stock as of May 16, 2008.

HARBORSIDE VENTURES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2007, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Harborside Ventures, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,103	$8,106

	$2,103	$8,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$38,163	$ 48,679
Accrued liabilities	17,073	4,341
Loan payable (Note 4)	19,566	-
Due to related party (Note 6)	847	847

	75,649	53,867

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' DEFICIT
Capital stock (Note 5)
Authorized:
500,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,406,001 common shares (December 31, 2007 - 7,406,001)	7,406	7,406
Additional paid-in capital	83,894	83,894
Deficit accumulated during the exploration stage	(164,846)	(137,061)
	(73,546)	(45,761)
	$2,103	$8,106

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Accumulated From May 16, 2006 (Inception) to March 31,
	2008	2007	2008

Expenses
Accounting and audit fees	$ 14,575	$ 2,300	$ 44,591
Legal	8,806	737	64,259
Mineral property costs (Note 3)	-	-	6,586
Office and administration expenses	1,669	1,875	23,082
Travel	2,735	5,821	26,328

Net loss	$ (27,785)	$ (10,733)	$ (164,846)

Loss per share - basic and diluted	$ (0.01)	$ (10,733)

Weighted average number of shares outstanding - basic and diluted	7,406,001	1

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	May 16, 2006 (Inception) to March 31,
	2008	2007	2008

Operating Activities
Net loss	$(27,785)	$(10,733)	$(164,846)
Item not requiring use of cash:
Depreciation	-	88
Mineral property costs	-	-	300
Change in non-cash working capital balances related to operations:
Accounts payable and accrued liabilities	2,216	(4,709)	55,236
Due to related party	-	-	847
Net Cash Used in Operating Activities	(25,569)	(15,354)	(108,463)

Financing Activities
Loan payable	19,566	-	19,566
Proceeds on sale of common stock	-	2,500	91,000
Net Cash from Financing Activities	19,566	2,500	110,566

Decrease in Cash	(6,003)	(12,854)	2,103

Cash, beginning	8,106	79,221	-

Cash, end	$2,103	$66,367	$2,103

Supplemental cash flow information:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
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

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $164,846 and has a working capital deficiency of $73,546 as at March 31, 2008. Further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Unaudited Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2008 and the results of its operations and cash flows for the period then ended. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Note 2          Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Note 2         Summary of Significant Accounting Policies (continued)

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

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Note 2         Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and amounts due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At March 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, "Accounting for Contingencies". As required by Interpretation 48, which clarifies SFAS No. 109, "Accounting for Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended March 31, 2008.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Note 2         Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the effect of conversion of the Company's dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Note 2         Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110"). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

HARBORSIDE VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

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

Note 4         Loan Payable

In February 2008, the Company signed a promissory note with a non-related party for $19,566 (Cdn$20,000), which bears an interest rate of 30% per annum, is unsecured and is repayable in six months.

Note 5          Capital Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

There were no share transactions during the three month period ended March 31, 2008.

As at March 31, 2008, there were no outstanding stock options.

At March 31, 2008, there were 4,400,000 share purchase warrants outstanding with an exercise price of $0.05 per share until June 8, 2008 and at an exercise price of $0.10 per share until June 8, 2009.

Note 6          Due to Related Party

As at March 31, 2008 $847 (December 31, 2007 - $847) was due to the President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount, which is the amount of consideration established and agreed to by the related parties.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview of our Business

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

We have obtained a geological report on the property underlying our mineral claim interests. The geological report has recommended an exploration program consisting of two phases: phase one of our planned exploration program is estimated to cost CDN$13,750 and phase two of your planned exploration program is estimated to cost CDN$8,470 (approximately $13,797 and $8,499, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on May 16, 2008 of CDN$0.9966 : US$1.00). We have determined to proceed with the recommended exploration program and, if warranted, complete full exploration of the property underlying our mineral claim interests. At March 31, 2008, we had cash of $2,103 and a working capital deficit of $73,546. As such, we will require additional financing in order to complete phase one of our recommended work program as well as any further exploration to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Our Mineral Claim Interests

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

Our Planned Exploration Program

Our planned exploration program consists of two phases, as described below:

Phase One

Phase one of our planned exploration program consists of prospecting, geological mapping, geophysical and geochemical surveys. The budget for this is broken down as follows:
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

Phase Two

Phase two of our planned exploration program consists of back hoe, blast or hand trenching and sampling of mineralized showings located in phase one.

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

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $13,797 and $8,499, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on May 16, 2008 of CDN$0.9966 : US$1.00.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims:

1.     Obtain a trading symbol to trade our shares over the OTC Bulletin Board. On October 4, 2007, we filed an initial SB-2 registration statement to register 6,006,000 shares of our common stock (including 3,000,000 shares underlying share purchase warrants) for resale by the selling stockholders named therein. The SB-2 registration statement was declared effective by the SEC on October 17, 2007. On October 26, 2007, we filed a registration statement on Form 8-A to effect registration of our common stock as a class under the Exchange Act. We subsequently took action to apply to FINRA for a trading symbol to begin trading our shares on the OTC Bulletin Board. The remaining costs in connection with obtaining a trading symbol expected to be approximately $5,000.

2.     We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests. Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $13,797 based on the noon buying rate as certified by the New York Federal Reserve Bank on May 16, 2008 of CDN$0.9966 : US$1.00). We expect to commence phase one of our exploration program in the summer of 2008, depending on weather conditions and the availability of personnel and equipment.

3.     We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $67,000 ($5,000 to begin trading on the OTC Bulletin Board, $13,797 to complete phase one of our recommended exploration program, and $48,000 to cover ongoing general and administrative expenses). As at March 31, 2007, we had cash of $2,103 and a working capital deficit of $73,546. Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next 12 months, will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Expenses

Our expenses for the following periods are set forth below:
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	May 16, 2006 (Inception) to March 31, 2008
Expenses
Accounting and audit fees	$ 14,575	$ 2,300	$ 44,571
Legal	8,806	737	64,259
Mineral property costs	-	-	6,586
Office and administration expenses	1,669	1,875	23,082
Travel	2,735	5,821	26,328
Total:	$ (27,785)	$ (10,733)	$ (164,846)

As such, we experienced a net loss of $27,785 for the three months ended March 31, 2008, as compared to a net loss of $10,733 for the three months ended March 31, 2007. Our total net loss from inception to March 31, 2008 was $164,846. Our increased expenses (and net losses) during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are largely due to increased legal, accounting and auditing expenses as a result of us becoming a reporting company under the Exchange Act in October 2007.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $25,569 for the three months ended March 31, 2008, as compared with $15,354 for the three months ended March 31, 2007. We have applied cash generated from our financing activities to fund our operations.

Net Cash from Financing Activities

During the three months ended March 31, 2008, we obtained net cash of $19,566 from financing activities (from a loan payable), as compared to $2,500 (proceeds from the sale of our common stock) during the three months ended March 31, 2007.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

Robert Skelly, our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion our disclosure controls and procedures were effective.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

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

We have incurred a net loss of $164,846 for the period from May 16, 2006 (incorporation) to March 31, 2008, and we have no revenues to date. At March 31, 2008, we had cash of $2,103 and a working capital deficit of $73,546. As such, we will need to generate additional financial resources in order to complete phase one of the exploration program recommended by our consulting geologist as well as any further exploration. There can be no assurances that we will continue to obtain additional financial resources and/or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to December 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

We own a 100% interest in certain mineral claims in the Yukon Territory, Canada, which claims are governed by the Quartz Mining Act (Yukon Territory, Canada). To keep our interests in these claims in good standing in the Yukon Territory, there must be CDN$100 (approximately $100 based on the noon buying rate as certified by the New York Federal Reserve Bank on May 16, 2008 of CDN$0.9966 : US$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$100 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the claims subject to our interests will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this report.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None

Item 6.             Exhibits
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
                 Robert Skelly
                 President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director

Date:        May 20, 2008