Form 10-Q
period 2008-06-30
HARBORSIDE VENTURES, INC.
filed 2008-08-19
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  7,406,001 shares of common stock as of August 18, 2008.

HARBORSIDE VENTURES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

INDEX

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Harborside Ventures, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$ -	$ 8,106

	$ -	$ 8,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 46	$ -
Accounts payable and accrued liabilities	74,855	53,020
Loan payable (Note 4)	19,800	-
Due to related party (Note 6)	847	847

	95,548	53,867

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' DEFICIT
Capital stock (Note 5)
Authorized:
500,000,000 common shares, $0.001 par value,
Issued and outstanding:
7,406,001 common shares (December 31, 2007 - 7,406,001)	7,406	7,406
Additional paid-in capital	83,894	83,894
Deficit accumulated during the exploration stage	(186,848)	(137,061)
	(95,548)	(45,761)
	$ -	$ 8,106

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
	For the Three months Ended June 30,	For the Three months Ended June 30,	For the Six months Ended June 30,	For the Six months Ended June 30,	Accumulated From May 16, 2006 (Inception) to June 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$ 2,646	$ 2,300	$ 17,221	$ 4,600	$ 47,237
Interest on loan payable (Note 4)	1,980	-	1,980	-	1,980
Legal	14,564	2,037	23,370	2,774	78,823
Mineral property costs (Note 3)	-	-	-	-	6,586
Office and administration expenses	1,643	3,620	3,312	5,407	24,725
Travel	1,169	9,653	3,904	15,474	27,497

Net loss	$ (22,002)	$ (17,610)	$ (49,787)	$ (28,255)	$ (186,848)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding - basic and diluted	7,406,001	6,787,892	7,406,001	916,752

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six months Ended June 30,	For the Six months Ended June 30,	May 16, 2006 (Inception) to June 30,
	2008	2007	2008

Operating Activities
Net loss	$ (49,787)	$ (28,255)	$ (186,848)
Item not requiring use of cash:
Interest on loan payable	1,980	-	1,980
Mineral property costs	-	-	300
Change in non-cash working capital balances related to operations:
Accounts payable and accrued liabilities	19,855	(349)	72,875
Due to related party	-	-	847

Net Cash Used in Operating Activities	(27,952)	(28,604)	(110,846)

Financing Activities
Bank indebtedness	46	-	46
Loan payable	19,800	-	19,800
Proceeds on sale of common stock	-	2,500	91,000

Net Cash from Financing Activities	19,846	2,500	110,846

Decrease in Cash	(8,106)	(26,104)	-

Cash, beginning	8,106	79,221	-

Cash, end	$ -	$ 53,117	$ -

Supplemental cash flow information:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HARBORSIDE VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
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

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $186,848 and has a working capital deficiency of $95,548 as at June 30, 2008. Further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing loans from directors and or private placement of common stock.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2008 and the results of its operations and cash flows for the period then ended. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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
June 30, 2008
(unaudited)

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of June 30, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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
June 30, 2008
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

At June 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, "Accounting for Contingencies". As required by Interpretation 48, which clarifies SFAS No. 109, "Accounting for Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended June 30, 2008.

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
June 30, 2008
(unaudited)

Note 2         Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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
June 30, 2008
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

Note 4         Loan Payable

In February 2008, the Company signed a promissory note with a non-related party for $19,800 (Cdn$20,000), which bears an interest rate of 30% per annum, is unsecured and is repayable in six months. During the six month period ended June 30, 2008, the Company incurred interest expense of $1,980 (Cdn$2,000) which is included in accounts payable and accrued liabilities.

Note 5         Capital Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

There were no share transactions during the six month period ended June 30, 2008.

As at June 30, 2008, there were no outstanding stock options.

At June 30, 2008, there were 4,400,000 share purchase warrants outstanding with an exercise price of $0.10 per share until June 8, 2009.

Note 6         Due to Related Party

As at June 30, 2008 $847 (December 31, 2007 - $847) was due to the President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We have obtained a geological report on the property underlying our mineral claim interests. The geological report has recommended an exploration program consisting of two phases: phase one of our planned exploration program is estimated to cost CDN$13,750 and phase two of our planned exploration program is estimated to cost CDN$8,470 (approximately $12,968 and $7,988, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on August 18, 2008 of CDN$1.0603 : US$1.00). We have determined to proceed with the recommended exploration program and, if warranted, complete full exploration of the property underlying our mineral claim interests. At June 30, 2008, we had cash of $nil and a working capital deficit of $95,548. As such, we will require financing in order to complete phase one of our recommended work program as well as any further exploration to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $12,968 and $7,988, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on August 18, 2008 of CDN$1.0603 : US$1.00.

Plans Regarding Exploration Program

We expect to commence phase one of the exploration program in the fall of 2008, depending on weather conditions and the availability of personnel and equipment. Upon completion of phase one, and subject to the results of phase one, we intend to undertake phase two in the summer of 2009.

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

  We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests. Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $12,968 based on the noon buying rate as certified by the New York Federal Reserve Bank on August 18, 2008 of CDN$1.0603 : US$1.00). We expect to commence phase one of our exploration program in the fall of 2008, depending on weather conditions and the availability of personnel and equipment.

  We anticipate spending approximately $7,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $84,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $97,000 ($12,968 to complete phase one of our recommended exploration program and $84,000 to cover ongoing general and administrative expenses). As at June 30, 2007, we had cash of $nil and a working capital deficit of $95,548. Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next twelve months, will be subject to us obtaining financing.

During the twelve month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue phase one or two of our recommended exploration program or any advanced exploration of the property underlying our mineral claim interests and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interests and our plan of operations will fail.

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

Expenses

Our expenses for the following periods are set forth below:
	For the Three months Ended June 30,	For the Three months Ended June 30,	For the Six months Ended June 30,	For the Six months Ended June 30,	Accumulated From May 16, 2006 (Inception) to June 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$ 2,646	$ 2,300	$ 17,221	$ 4,600	$ 47,237
Interest on loan payable	1,980	-	1,980	-	1,980
Legal	14,564	2,037	23,370	2,774	78,823
Mineral property costs	-	-	-	-	6,586
Office and administration expenses	1,643	3,620	3,312	5,407	24,725
Travel	1,169	9,653	3,904	15,474	27,497

Net loss	$ (22,002)	$ (17,610)	$ (49,787)	$ (28,255)	$ (186,848)

As such, we experienced a net loss of $49,787 for the six months ended June 30, 2008, as compared to a net loss of $28,255 for the six months ended June 30, 2007. Our total net loss from inception to June 30, 2008 was $186,848. Our increased expenses (and net losses) during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are largely due to increased legal, accounting and auditing expenses as a result of us becoming a reporting company under the Exchange Act in October 2007.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $27,952 for the six months ended June 30, 2008, as compared with $28,604 for the six months ended June 30, 2007. We have applied cash generated from our financing activities to fund our operations.

Net Cash from Financing Activities

During the six months ended June 30, 2008, we obtained net cash of $19,846 from financing activities ($19,800 from a loan payable), as compared to $2,500 (proceeds from the sale of our common stock) during the six months ended June 30, 2007.

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

We have incurred a net loss of $186,848 for the period from May 16, 2006 (incorporation) to June 30, 2008, and we have no revenues to date. At June 30, 2008, we had cash of $nil and a working capital deficit of $95,548. As such, we will need to generate financial resources in order to complete phase one of the exploration program recommended by our consulting geologist as well as any further exploration. There can be no assurances that we will continue to obtain such financial resources. If we are unable to obtain adequate financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We own a 100% interest in certain mineral claims in the Yukon Territory, Canada, which claims are governed by the Quartz Mining Act (Yukon Territory, Canada). To keep our interests in these claims in good standing in the Yukon Territory, there must be CDN$100 (approximately $94 based on the noon buying rate as certified by the New York Federal Reserve Bank on August 18, 2008 of CDN$1.0603 : US$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$100 of exploration expenditures must be spent before October 18, 2008 in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the claims subject to our interests will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We filed a registration statement on Form SB-2 with the SEC, which was declared effective on October 17, 2007. The selling stockholders thereunder may be reselling up to approximately 41% of the issued and outstanding shares of our common stock (and, if the share purchase warrants are exercised with respect to the 3,000,000 shares underlying such share purchase warrants being registered, then the selling stockholders may be reselling up to approximately 58% of our issued and outstanding shares of common stock). As a result of such registration statement, a substantial number of our shares of common stock which have been issued are available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

Our common stock is subject to the "Penny Stock" Rules of the SEC, which may make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Date:        August 18, 2008