Form 10-Q
period 2008-09-30
Impala Mineral Exploration Corp.
filed 2008-11-20
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52880

IMPALA MINERAL EXPLORATION CORP.

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

 Accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes  ☒
   No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  74,060,010 shares of common stock as of November 18, 2008.

IMPALA MINERAL EXPLORATION CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of Impala Mineral Exploration Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

September 30,

December 31,

2008

2007

(Unaudited)

ASSETS

CURRENT ASSETS

Cash

$ -

$8,106

$ -

$8,106

=========

=========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft

$195

$ -

Accounts payable and accrued liabilities

88,889

53,020

Loan payable (Note 4)

19,272

-

Due to related party (Note 6)

5,668

847

__________

__________

114,024

53,867

__________

__________

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' DEFICIT

Capital stock (Note 5)

Authorized:

5,000,000,000 common shares, $0.001 par value,

Issued and outstanding:

       74,060,010 common shares (December 31, 2007 - 74,060,010
shares)

74,060

74,060

Additional paid-in capital

17,240

17,240

Deficit accumulated during the exploration stage

(205,324)

(137,061)

__________

__________

(114,024)

(45,761)

__________

__________

$ -

$ 8,106

=========

=========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

 For the
Three months
Ended
September 30,

 For the
Three months
Ended
September 30,

 For the
Nine months
Ended
September 30,

 For the
Nine months
Ended
September 30,

 Accumulated From
May 16, 2006
(Inception) to
September 30,

2008

2007

2008

2007

2008

Expenses

Accounting and audit fees

$ 989

$ 15,233

$ 18,210

$ 19,833

$ 48,226

Interest on note payable (Note 4)

1,446

-

3,426

-

3,426

Legal

17,834

17,827

41,204

20,601

96,657

Mineral property costs (Note 3)

-

-

-

-

6,586

Office and administration expenses

(1,793)

3,849

1,519

9,256

22,932

Travel

-

4,037

3,904

19,511

27,497

__________

__________

__________

__________

__________

Net loss

$ (18,476)

$ (40,946)

$ (68,263)

$ (69,201)

$ (205,324)

=========

=========

=========

=========

=========

Loss per share - basic and diluted

$ (0.00)

$ (0.00)

$ (0.00)

$ (0.00)

=========

=========

=========

=========

Weighted average number of shares outstanding - basic and diluted

74,060,010

74,060,010

74,060,010

31,036,054

=========

=========

=========

=========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 For the
Nine months
Ended
September 30,

 For the
Nine months
Ended
September 30,

May 16, 2006 (Inception) to September 30,

2008

2007

2008

Operating Activities

Net loss

$ (68,263)

$ (69,201)

$ (205,324)

Item not requiring use of cash:

Accrued interest on loan payable

3,426

3,426

Mineral property costs

-

-

300

    Change in non-cash working capital balances related to
operations:

Accounts payable and accrued liabilities

32,443

29,975

85,463

Due to related party

4,821

-

5,668

__________

__________

__________

Net Cash Used in Operating Activities

(27,573)

(39,226)

(110,467)

__________

__________

__________

Financing Activities

Bank indebtedness

195

-

195

Loan payable

19,272

-

19,272

Proceeds on sale of common stock

-

2,500

91,000

__________

__________

__________

Net Cash from Financing Activities

19,368

2,500

110,467

__________

__________

__________

Decrease in Cash

(8,106)

(36,726)

-

Cash, beginning

8,106

79,221

-

__________

__________

__________

Cash, end

$ -

$42,495

$ -

=========

=========

=========

Supplemental cash flow information:

Interest paid

$ -

$ -

$ -

=========

=========

=========

Income taxes paid

$ -

$ -

$ -

=========

=========

=========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 1   Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 16, 2006 under the name Harborside Ventures, Inc. and is in the exploration stage. Effective September 16, 2008, the Company changed its name to Impala Mineral Exploration Corp. through a merger with its wholly-owned subsidiary incorporated solely for the purpose of the name change. The Company has acquired a mineral property located in the Yukon Territory, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $205,324 and has a working capital deficiency of $114,024 as at September 30, 2008. Further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with  loans from directors and or private placement of common stock.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2008 and the results of its operations and cash flows for the period then ended. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

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

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 2   Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying value of Bank overdraft, accounts payable and accrued liabilities, loan payable and amounts due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

At September 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, "Accounting for Contingencies". As required by Interpretation 48, which clarifies SFAS No. 109, "Accounting for Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the period ended September 30, 2008.

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

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

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 3   Mineral Property

Quartz Claims

By "Quartz Claims Acquisition Agreement" dated May 25, 2006, the Company acquired a 100% undivided right, title and interest in and to the mineral property, known as "Quartz Claims", located in the Whitehorse Mining District of the Yukon Territory, Canada by the issuance of 60,000 common shares of the Company's capital stock at an issuance price of $0.005 per share for a total of $300 and repayment of staking and application costs of $6,586 (CAD$6,000) from an unrelated party. The Company issued the 60,000 common shares during the year ended December 31, 2007.

Note 4   Loan Payable

In February 2008, the Company signed a promissory note with a non-related party for $19,272 (Cdn$20,000), which bears an interest rate of 30% per annum, is unsecured and is repayable in six months. The due date has been extended to May 1, 2009 with all other terms remain the same. During the nine month period ended September 30, 2008, the Company incurred interest expense of $3,426 (Cdn$3,500) which is included in accounts payable and accrued liabilities.

Note 5   Capital Stock

On September 16, 2008, the Company effected a 10:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 500,000,000 shares of common stock with a par value of $0.001 per share to 5,000,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding share capital increased from 7,406,001 shares of common stock to 74,060,010 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

There were no share transactions during the nine month period ended September 30, 2008.

As at September 30, 2008, there were no outstanding stock options.

At September 30, 2008, there were 44,000,000 share purchase warrants outstanding with an exercise price of $0.01 per share until June 8, 2009.

Note 6   Due to Related Party

As at September 30, 2008 $5,668 (December 31, 2007 - $847) was due to the President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount, which is the amount of consideration established and agreed to by the related parties.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2008 and 2007.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview of our Business

We were incorporated on May 16, 2006 under the laws of the State of Nevada under the name Harborside Ventures, Inc.  Effective September 16, 2008 we changed our name to Impala Mineral Exploration Corp., effected a 10 for 1 stock split of our common stock and increased our authorized capital to 5,000,000,000 shares of common stock having a $0.001 par value.

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

We have obtained a geological report on the property underlying our mineral claim interests.  The geological report has recommended an exploration program consisting of two phases:  phase one of our planned exploration program is estimated to cost CDN$13,750 and phase two of our planned exploration program is estimated to cost CDN$8,470 (approximately $11,116 and $6,847, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on November 19, 2008 of CDN$1.2370 : US$1.00).  We have determined to proceed with the recommended exploration program and, if warranted, complete full exploration of the property underlying our mineral claim interests.  At September 30, 2008, we had cash of $Nil and a working capital deficit of $114,024.  As such, we will require financing in order to complete phase one of our recommended work program as well as any further exploration to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.  Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Our Mineral Claim Interests

We entered into a Quartz Claims Acquisition Agreement with Oro Quest Ltd. effective as of May 25, 2006, whereby we obtained a 100% interest in four quartz claims located in the Whitehorse Mining District of the Yukon Territory, Canada, in consideration of:  (i) the repayment by us to Oro Quest of all staking and quartz claims application costs to the Whitehorse Mining District of the Yukon Territory which were incurred by Oro Quest in acquiring the claims and (ii) the issuance by us to Oro Quest of an aggregate of 60,000 common shares of our common stock at a deemed issuance price of $0.005 per share.

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

Grant Numbers

Expiry Date

DIO 1

YC 54160

October 18, 2009

DIO 2

YC 54161

October 18, 2009

DIO 3

YC 54162

October 18, 2009

DIO 4

YC 54163

October 18, 2009

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

1,000

Room and board, transportation and shipping

500

Report writing and supervision (2 days @ $500/day)

1,000

Contingency (10%)

770

Total:

CDN$8,470

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $11,116 and $6,847, respectively, based on the noon buying rate as certified by the New York Federal Reserve Bank on November 19, 2008 of CDN$1.2370 : US$1.00.

Plans Regarding Exploration Program

We expect to commence phase one of the exploration program in late 2008 or early 2009, depending on weather conditions, the availability of personnel and equipment and the availability of financing.  Upon completion of phase one, and subject to the results of phase one, we intend to undertake phase two in the summer of 2009, subject to the availability of financing.

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

  We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests.  Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $11,116  based on the noon buying rate as certified by the New York Federal Reserve Bank on November 19, 2008 of CDN$1.2370 : US$1.00).  We expect to commence phase one of our exploration program in the late 2008 or early 2009, depending on weather conditions, the availability of personnel and equipment and the availability of financing.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $95,000 ($11,116 to complete phase one of our recommended exploration program and $84,000 to cover ongoing general and administrative expenses).  As at September 30, 2008, we had cash of $Nil and a working capital deficit of $114,024.  Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next twelve months, will be subject to us obtaining financing.

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

Expenses

Our expenses for the following periods are set forth below:

 For the
Three months
Ended
September 30,

 For the
Three months
Ended
September 30,

 For the
Nine months
Ended
September 30,

 For the
Nine months
Ended
September 30,

 Accumulated From
May 16, 2006
(Inception) to
September 30,

2008

2007

2008

2007

2008

Expenses

Accounting and audit fees

$ 989

$ 15,233

$ 18,210

$ 19,833

$ 48,226

Interest on note payable (Note 4)

1,446

-

3,426

-

3,426

Legal

17,834

17,827

41,204

20,601

96,657

Mineral property costs (Note 3)

-

-

-

-

6,586

Office and administration expenses

(1,793)

3,849

1,519

9,256

22,932

Travel

-

4,037

3,904

19,511

27,497

__________

__________

__________

__________

__________

Net loss

$ (18,476)

$ (40,946)

$ (68,263)

$ (69,201)

$ (205,324)

=========

=========

=========

=========

=========

As such, we experienced a net loss of $68,263 for the nine months ended September 30, 2008, as compared to a net loss of $69,201 for the nine months ended September 30, 2007.  Our total net loss from inception to September 30, 2008 was $205,324.  Our expenses (and net losses) during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were relatively stable.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $27,573 for the nine months ended September 30, 2008, as compared with $39,226 for the nine months ended September 30, 2007.  We have applied cash generated from our financing activities to fund our operations.

Net Cash from Financing Activities

During the nine months ended September 30, 2008, we obtained net cash of $19,368 from financing activities ($19,272 from a loan payable), as compared to $2,500 (proceeds from the sale of our common stock) during the nine months ended September 30, 2007.

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

Not applicable because we are a smaller reporting company.

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

Item 1A.           Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this report.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None

Item 6.             Exhibits

Exhibit No.

Description of Exhibit

3.1 (1)

Articles of Incorporation

3.2 (1)

Bylaws

3.3

Articles of Merger as filed with the Nevada Secretary of State, effective as of September 16, 2008

3.4

Certificate of Change as filed with the Nevada Secretary of State, effective as of September 16, 2008

10.1 (1)

Quartz Claims Acquisition Agreement between the company and Oro Quest Ltd., dated May 25, 2006

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

IMPALA MINERAL EXPLORATION CORP.

By:            "Robert Skelly"

                  Robert Skelly

                  President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director

Date:         November 19, 2008