Form 10-K
period 2008-12-31
Impala Mineral Exploration Corp.
filed 2009-04-15
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 2008

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________________ to ________________.

Commission file number 000-52880

IMPALA MINERAL EXPLORATION CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0549550
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

520-470 Granville Street, Vancouver, British Columbia	V6C 1V6
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-7178
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of July 16, 2008 (the first date the Company's shares were traded) approximately $9,302,500.

The registrant had 74,210,010 shares of common stock outstanding as of April 13, 2009.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Impala Mineral Exploration Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Impala" and the "Company" mean Impala Mineral Exploration Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

ii

TABLE OF CONTENTS

__________

iii

PART I

ITEM 1.             BUSINESS

Name, Incorporation and Principal Offices

We were incorporated on May 16, 2006 under the laws of the State of Nevada under the name Harborside Ventures, Inc. Effective September 16, 2008 we changed our name to Impala Mineral Exploration Corp., effected a 10 for 1 stock split of our common stock and increased our authorized capital to 5,000,000,000 shares of common stock having a $0.001 par value.

Our principal offices are located at 520-470 Granville Street, Vancouver, British Columbia, Canada, V6C 1V6; our telephone number is (604) 689-7178.

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

We have obtained a geological report on the property underlying our mineral claim interests. The geological report has recommended an exploration program consisting of two phases: phase one of our planned exploration program is estimated to cost CDN$13,750 and phase two of our planned exploration program is estimated to cost CDN$8,470 (approximately $11,259 and $6,936, respectively, based on the noon buying rate as certified by the Bank of Canada on April 13, 2009 of CDN$1.2212 : US$1.00). We have determined to proceed with the recommended exploration program and, if warranted, complete full exploration of the property underlying our mineral claim interests. At December 31, 2008, we had cash of $nil and a working capital deficit of $115,517. As such, we will require financing in order to complete phase one of our recommended work program as well as any further exploration to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Our Mineral Claim Interests

We entered into a Quartz Claims Acquisition Agreement with Oro Quest Ltd. effective as of May 25, 2006, whereby we obtained a 100% interest in four quartz claims located in the Whitehorse Mining District of the Yukon Territory, Canada, in consideration of: (i) the repayment by us to Oro Quest of all staking and quartz claims application costs to the Whitehorse Mining District of the Yukon Territory which were incurred by Oro Quest in acquiring the claims and (ii) the issuance by us to Oro Quest of an aggregate of 60,000 common shares of our common stock at a deemed issuance price of $0.005 per share (on a post-reverse split basis).

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
RIVER
113
S T
091
130
YUKON
Alaska Highway
To Whitehorse
202
121A
052
S T
uKv
B

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

To Mr. Carlyle's and the Company's knowledge, little or no further work has been done on this property since the work done during the 1987 - 1988 seasons.

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

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 equal approximately $11,259 and $6,936, respectively, based on the noon buying rate as certified by the Bank of Canada on April 13, 2009 of CDN$1.2212 : US$1.00.

Plans Regarding Exploration Program

We expect to commence phase one of the exploration program in the summer of 2009, depending on the availability of personnel and equipment and the availability of financing. Upon completion of phase one, and subject to the results of phase one, we intend to undertake phase two in the summer of 2010, subject to the availability of financing.

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

Pursuant to the Quartz Mining Act (Yukon Territory, Canada), to keep quartz claims in good standing in the Yukon Territory there must be CDN$100 (approximately $82 based on the noon buying rate as certified by the Bank of Canada on April 13, 2009 of CDN$1.212 : US$1.00) of exploration expenditures performed per claim each year. In event that work is not performed on a quartz claim, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$400 of exploration expenditures must be spent before October 18, 2009 in order to maintain the claims subject to our interests in good standing for an additional year. In the event that more than CDN$100 per claim is spent, this can be pooled to keep the claim in good standing for more than one year.

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

Employees

As of the date of this report we have no significant employees other than the officers and directors described in Item 10 of this report. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interests in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.           RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

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

We have incurred a net loss of $206,817 for the period from May 16, 2006 (incorporation) to December 31, 2008, and we have no revenues to date. At December 31, 2008, we had cash of $nil and a working capital deficit of $115,517. As such, we will need to generate additional financial resources in order to complete phase one of the exploration program recommended by our consulting geologist as well as any further exploration. There can be no assurances that we will continue to obtain additional financial resources and/or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to December 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

We own a 100% interest in certain mineral claims in the Yukon Territory, Canada, which claims are governed by the Quartz Mining Act (Yukon Territory, Canada). To keep our interests in these claims in good standing in the Yukon Territory, there must be CDN$100 (approximately $82 based on the noon buying rate as certified by the Bank of Canada on April 13, 2009 of CDN$1.2212 : US$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of our claim interests, CDN$100 of exploration expenditures must be spent before October 18, 2009 in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the claims subject to our interests will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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

Laurence Stephenson, our President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director, is spending only approximately 10% of his business time on providing management services to us. While we believe that he presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Stephenson from his other obligations could increase with the result that he may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Risks related to our common stock

Because our stock is traded on the OTC Bulletin Board and not a larger or more recognized exchange, investors may find it difficult to sell their shares or obtain accurate quotations for share prices.

Our common stock is quoted on the OTC Bulletin Board. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock than would otherwise be the case if our common stock was listed on a more recognized stock exchange or quotation service. In addition, trading in our common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-FINRA equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

Sales of a substantial number of shares of our common stock into the public market by selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We filed a registration statement on Form SB-2 with the SEC, which was declared effective on October 17, 2007. The selling stockholders thereunder may be reselling up to approximately 41% of the issued and outstanding shares of our common stock (and, if the share purchase warrants are exercised with respect to the 30,000,000 shares underlying such share purchase warrants registered, then the selling stockholders may be reselling up to approximately 58% of our issued and outstanding shares of common stock). As a result of such registration statement, a substantial number of our shares of common stock which have been issued are available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

Our common stock is subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our executive offices are located at 520-470 Granville Street, Vancouver, British Columbia, V6C 1V6.

Our mineral claim interest and the property underlying such interest are described above under Item 1, "Business".

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "HBVT.OB" on May 19, 2008. Effective September 19, 2008 our symbol was changed to "IMXC.OB" in accordance with our name change. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.35	$0.10
September 30, 2008	$2.50	$0.33
June 30, 2008	N/A(1)	N/A(1)

(1) First trade did not occur until July 16, 2008.

Holders

As of April 13, 2009, we had 51 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have any form of stock option or equity incentive plan. As such, there were no securities authorized for issuance under compensation plans at the end of our fiscal year ended December 31, 2008.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2008, December 31, 2007 and for the period from inception (May 16, 2006) to December 31, 2008 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims:

  We intend to conduct phase one of our recommended exploration program on the property underlying our mineral claim interests. Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $11,259 based on the noon buying rate as certified by the Bank of Canada on April 13, 2009 of CDN$1.2212 : US$1.00). We expect to commence phase one of our exploration program in the summer of 2009, depending on the availability of personnel and equipment and the availability of financing.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $95,000 ($11,259 to complete phase one of our recommended exploration program and $84,000 to cover ongoing general and administrative expenses). As at December 31, 2008, we had cash of $nil and a working capital deficit of $115,517. Our ability to complete phases one and two of our recommended exploration program of the property underlying our mineral claim interests, and to pay our general and administrative expenses for the next twelve months, will be subject to us obtaining financing.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claim interest and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claim interest. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interest.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claim interest. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claim interest. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest to the joint venture participant.

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period from Inception (May 16, 2006) to December 31, 2008
	(Audited)	(Audited)	(Audited)
Expenses
Accounting and audit fees	$ 21,156	$ 24,016	$ 51,172
Foreign exchange (gain) loss	(16,410)	2,014	(14,228)
Interest on note payable (Note 4)	4,657	-	4,657
Legal	51,258	50,853	106,711
Mineral property costs (Note 3)	-	-	6,586
Office and administration expenses	5,191	14,398	24,422
Travel	3,904	23,593	27,497

Net loss	(69,756)	(114,874)	(206,817)

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues

We had no operating revenues since our inception (May 16, 2006) to December 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended December 31, 2008 decreased to $69,756 from $114,874 in the year ended December 31, 2007, primarily as a result of a foreign exchange gain in the year ended December 31, 2008 (as opposed to a loss in the prior year) and a decrease in our office and administration and travel expenses during the year ended December 31, 2008 as compared to the prior year.

Net Loss

Our net loss for the year ended December 31, 2008 was $69,756, compared to $114,874 for the year ended December 31, 2007.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $115,517 at December 31, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $95,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $28,002 during the year ended December 31, 2008, as compared to $73,615 during the year ended December 31, 2007. Net cash used in operating activities from our inception on May 16, 2006 to December 31, 2008 was $110,896.

Cash from Financing Activities

During the year ended December 31, 2008, we received $19,814 net cash from financing activities from loan payable. During the year ended December 31, 2007, we received $2,500 net cash from financing activities from the sale of our common stock. We have funded our business to date primarily from sales of our common stock. From our inception on May 16, 2006 to December 31, 2008, we raised a total of approximately $91,000 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and its characterization of the Company as a development stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred in accordance with EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets". At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets". If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

As of the date of this annual report, the Company has not established any proven or probable reserves on its mineral properties and have incurred only acquisition and exploration costs which have been expensed.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of share transaction.. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

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

At December 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, "Accounting for Contingencies". As required by Interpretation 48, which clarifies SFAS No. 109, "Accounting for Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("SFAS 157-3"). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending on or before September 30, 2008.  The Company has adopted SFAS 157-3 prospectively beginning July 1, 2008, and the adoption of FSP FAS 157-3 did not have a material impact on the Company.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Impala Mineral Exploration Corp. (formerly Harborside Ventures, Inc.)

We have audited the accompanying balance sheets of Impala Mineral Exploration Corp. (formerly Harborside Ventures, Inc.) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007 and the period from May 16, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Impala Mineral Exploration Corp. (formerly Harborside Ventures, Inc.) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from May 16, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 7, 2009

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$ -	$ 8,106

	$ -	$ 8,106
	========	========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 82	$ -
Accounts payable	85,132	48,679
Accrued liabilities	5,210	4,341
Loan payable (Note 4)	19,815	-
Due to related party (Note 6)	5,278	847

	115,517	53,867

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' DEFICIT
Capital stock (Note 5)
Authorized:
5,000,000,000 common shares, $0.001 par value,
Issued and outstanding:
74,060,010 common shares (2007 - 74,060,010 shares)	74,060	74,060
Additional paid-in capital	17,240	17,240
Deficit accumulated during the exploration stage	(206,817)	(137,061)

	(115,517)	(45,761)

	$ -	$8,106
	========	========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	May 16, 2006 (Inception) to December 31,
	2008	2007	2008

Expenses
Accounting and audit fees	$ 21,156	$ 24,016	$ 51,172
Foreign exchange (gain) loss	(16,410)	2,014	(14,228)
Interest on loan payable (Note 4)	4,657	-	4,657
Legal	51,258	50,853	106,711
Mineral property costs (Note 3)	-	-	6,586
Office and administration expenses	5,191	14,398	24,422
Travel	3,904	23,593	27,497

Net loss	$ (69,756)	$ (114,874)	$ (206,817)
	========	========	========
Loss per share - basic and diluted	$ -	$ -
	========	========
Weighted average number of shares outstanding - basic and diluted	74,060,010	41,880,000
	========	========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the year Ended December 31,	For the year Ended December 31,	May 16, 2006 (Inception) to December 31,
	2008	2007	2008

Operating Activities
Net loss	$ (69,756)	$ (114,874)	$ (206,817)
Items not requiring use of cash
Accrued interest on loan payable	4,657	-	4,657
Mineral property costs	-	-	300
Change in non-cash working capital balance related to operations
Accounts payable	31,797	42,071	80,476
Accrued liabilities	869	(1,659)	5,210
Due to related party	4,431	847	5,278

Net Cash Used in Operating Activities	(28,002)	(73,615)	(110,896)

Financing Activities
Proceeds on sale of common stock	-	2,500	91,000
Loan payable	19,814	-	19,814

Net Cash from Financing Activities	19,814	2,500	110,814

Decrease in Cash	(8,188)	(71,115)	(82)

Cash, beginning	8,106	79,221	-

Cash (Bank overdraft), end	$ (82)	$8,106	$ (82)
	=========	=========	=========

Supplemental cash flow information and non-cash Investing and financing activities:
Interest paid	$ -	$ -	$ -
	=========	=========	=========
Income taxes paid	$ -	$ -	$ -
	=========	=========	=========
Shares issued for acquisition of mineral property	$ -	$ -	$ 300
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
					Deficit
					Accumulated
	Common Stock		Additional	Shares	During
		Par	Paid-in	to be	Exploration
	Shares	Value	Capital	issued	Stage	Total
	#	$	$	$	$	$

Balance - May 16, 2006 (Date of Inception)	-	-	-	-	-	-

Common shares issued for cash:

May 31, 2006 at $0.001 per share	10	-	-	-	-	-

Private placement subscription	-	-	-	88,500	-	88,500

Common shares to be issued for mineral property:

May 25, 2006 at $0.005 per share	-	-	-	300	-	300

Net loss for the period	-	-	-	-	(22,187)	(22,187)

Balance - December 31, 2006	10	-	-	88,800	(22,187)	66,613

Common shares issued for cash:

June 7, 2007 at $0.0001 per share	30,000,000	30,000	(27,000)	(2,000)	-	1,000

June 8, 2007 at $0.002 per share	44,000,000	44,000	44,000	(86,500)	-	1,500

Common shares issued for mineral property	60,000	60	240	(300)	-	-

Net loss for the year	-	-	-	-	(114,874)	(114,874)

Balance - December 31, 2007	74,060,010	74,060	17,240	-	(137,061)	(45,761)

Net loss for the year	-	-	-	-	(69,756)	(69,756)

Balance - December 31, 2008	74,060,010	74,060	17,240	-	(206,817)	(115,517)

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 1       Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 16, 2006 under the name Harborside Ventures, Inc. and is in the exploration stage. Effective September 16, 2008, the Company changed its name to Impala Mineral Exploration Corp. through a merger with its wholly-owned subsidiary incorporated solely for the purpose of the name change. After the merger, the Company was the surviving corporation. The Company has acquired a mineral property located in the Yukon Territory, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has not generated revenues to date, has incurred losses since inception resulting in an accumulated deficit of $206,817 and has a working capital deficiency of $115,517 as at December 31, 2008. Further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations in the future. . Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock (see Note 8).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 2       Summary of Significant Accounting Policies (continued)

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred in accordance with EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets". At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets". If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

As of the date of this annual report, the Company has not established any proven or probable reserves on its mineral properties and have incurred only acquisition and exploration costs which have been expensed.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of share transaction.. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

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

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 2       Summary of Significant Accounting Policies (continued)

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

At December 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, "Accounting for Contingencies". As required by Interpretation 48, which clarifies SFAS No. 109, "Accounting for Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended December 31, 2008.

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
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 2       Summary of Significant Accounting Policies (continued)

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

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("SFAS 157-3"). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending on or before September 30, 2008.  The Company has adopted SFAS 157-3 prospectively beginning July 1, 2008, and the adoption of FSP FAS 157-3 did not have a material impact on the Company.

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

All costs on the Quartz claims have been expensed to date as the Company does not have sufficient funding to carry out its planned exploration program.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 4       Loan Payable

In February 2008, the Company signed a promissory note with a non-related party for $16,420 (Cdn$20,000), which bears an interest rate of 30% per annum, is unsecured and is repayable in six months. The due date has been extended to May 1, 2009 with all other terms remaining the same. During the year ended December 31, 2008, the Company accrued interest of $4,657 (Cdn$5,000) which is included in accounts payable and accrued liabilities.

During the year, the Company signed a promissory note with a non-related party for $3,395, which is non interest bearing, unsecured and is repayable at February 1, 2010.

Note 5       Capital Stock

During the year ended December 31, 2008, the Company issued the following:

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

During the year ended December 31, 2007, the Company issued the following:

(a)   30,000,000 shares of common stock for total cash proceeds of $3,000. $2,000 out of the total proceeds were received in the period ended December 31, 2006 and the balance of $1,000 was received in the fiscal 2007;

(b)   44,000,000 units at a price of $0.002 per unit for total proceeds of $88,000. $86,500 out of the total proceeds were received in the period ended December 31, 2006 and the balance of $1,500 was received in the fiscal 2007. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one share of common stock for a two year period commencing June 8, 2007, at an exercise price of $0.005 per share until June 8, 2008 and at an exercise price of $0.01 per share thereafter; and

(c)   60,000 shares of common stock at an issuance price of $0.005 per share for a total of $300 for a mineral property (Refer to note 3);

As at December 31, 2008 and December 31, 2007, there were no outstanding stock options

At December 31, 2008, there were 44,000,000 share purchase warrants outstanding with an exercise price of $0.01 per share exercisable until June 8, 2009.

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 6       Due to Related Party

As at December 31, 2008 $5,278 (2007 - $847) was due to the former President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount, which is the amount of consideration established and agreed to by the related parties.

Note 7       Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S. federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $206,800 available to offset taxable income in future years which expires in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2008 $	December 31, 2007 $

Income tax recovery at statutory rate	24,410	40,210

Valuation allowance change	(24,410)	(40,210)

Provision for income taxes	-	-

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

IMPALA MINERAL EXPLORATION CORP.
(Formerly Harborside Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

Note 7       Income Taxes (continued)

	December 31, 2008 $	December 31, 2007 $

Deferred income tax assets:

Net operating loss carryforward	72,380	47,990

Valuation allowance	(72,380)	(47,990)

Net deferred income tax asset	-	-

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

The Company has not filed any income tax returns since inception. The Company has uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.

 As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Note 8        Subsequent Events

    On February 20, 2009, the Company issued 150,000 units at $0.10 per unit, for the total proceeds of $15,000. Each unit is comprised of one common share and one non-transferable common share purchase warrant. Each warrant entitles the subscriber to purchase an additional common share at $0.20 per share until February 20, 2011.

    In March 2009, the Company received an additional $15,000 share subscription.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Laurence Stephenson, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended December 31, 2008, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

  The Company does not have a separate Audit Committee. The entire Board of Directors acts as the Company's Audit Committee, and as of December 31, 2008 there was a lack of independent directors and the Board of Directors had not identified an "expert", one who is knowledgeable about reporting and financial statement requirements.

  The Company has limited segregation of duties which is not consistent with good internal control procedures.

  The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

  The Company has not instituted effective controls over financial disclosure and the reporting processes.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. We intend to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures. In addition, we intend to establish a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:
Name	Age	Position Held
Laurence Stephenson	60	President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director
Stephen Mooney	46	Director
Brian Tuson	58	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Laurence Stephenson. Laurence Stephenson has served as our President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director since January 23, 2009. Mr. Stephenson is a registered professional engineer in both the provinces of British Columbia and Ontario with over 30 years experience in the field of mining exploration. Mr. Stephenson has been the President of GeoFin Inc. since 1985 and the President of Kokanee Placer Ltd. since 1987. These two companies are consulting firms that provide service to the geological mining industry, including organizing and overseeing ongoing exploration ventures. Since July 2006, Mr. Stephenson has served as a director and Vice President, Exploration of Kokanee Minerals Inc., a junior mining company that reports in British Columbia and Alberta. Since November 2005, Mr. Stephenson has served as a Director of Lucky Strike Resources Ltd., which is listed on the TSX Venture Exchange. From March 2001 through July 2008, Mr. Stephenson served as President and Director of Zolotolo (formerly Sutcliffe) Resources Ltd., which is listed on the TSX Venture Exchange. From June to August 2007, Mr. Stephenson served as a director of Raven Gold Corp, a U.S. reporting company that is quoted on the OTC Bulletin Board. From January 2004 through April 2006, Mr. Stephenson served as President and as a director of Douglas Lake Minerals Inc., a U.S. reporting company that is quoted on the OTC Bulletin Board.

Stephen Mooney. Stephen Mooney has served as a director since September 22, 2008. From 2003 to the present, Mr. Mooney worked in various managerial positions at Northwestel Inc./Northwestel Wireless Inc. based in Whitehorse, Yukon, including as a customer solutions experts team manager leading a team of customer solutions experts in preparing technical solutions and pricing of these solutions to meet customer business requirements, as a market development manager researching, developing and implementing a business plan for wireless products and services, and as a marketing project manager for new service development and introduction. From 2000 to 2003, Mr. Mooney served as a senior manager of global services for Commerce One in Austin, Texas. From 1997 to 2000, Mr. Mooney served as a supply chain practice leader for Edison Group Inc. in Dallas, Texas. From 1996 to 1997, Mr. Mooney worked as a human resources senior business analyst for the Government of Yukon in Whitehorse, Yukon. From 1991 to 1996, Mr. Mooney was the owner of Mooney & Associates Consulting Services in Whitehorse, Yukon.

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

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2008 all such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Committees

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions nor do we have nominating committee or audit committee charters.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert Skelly (Former) President, Chief Executive Office, Principal Financial Officer, Secretary and Treasurer	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Laurence Stephenson President, Chief Executive Officer Principal Financial Officer, Secretary and Treasurer	2007 (2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008 (2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)   Mr. Skelly resigned as our Present, Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer on January 23, 2009.

(2)   Mr. Stephenson was appointed as our Present, Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer on January 23, 2009.

Outstanding Equity Awards

As at December 31, 2008, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Common Stock	Laurence Stephenson(1)	-0-	-0-
Common Stock	Brian Tuson(1)	7,000,000(4)	9.0%
Common Stock	Stephen Mooney(1)	-0-	-0-
Common Stock	All executive officers and directors as a group (three persons)	7,000,000(4)	9.0%
Common Stock	Paul Anaka 2295 Portage Avenue Coquitlam, BC	7,000,000(4)	9.0%
Common Stock	Grant Sahaydak 6 Cedarwood Court Port Moody, BC	7,000,000(4)	9.0%
Common Stock	Robert Skelly 201-3765 E. 1st Ave Burnaby, BC	37,000,010(5)	47.6%

(1)   The address of our officers and directors our company's address, which is 520-470 Granville Street, Vancouver, British Columbia V6C 1V6.

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

(3)   Based on 74,210,010 shares of our common stock issued and outstanding as of April 13, 2009.

(4)   Includes 3,500,000 shares and share purchase warrants exercisable for an additional 3,500,000 shares.

(5)   Includes 33,500,010 shares and share purchase warrants exercisable for an additional 3,500,000 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans; as such, there are no securities authorized for issuance under any such plans.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Robert Skelly

Robert Skelly, our former President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and a director (he resigned on January 23, 2009), acquired one share of our common stock at a price of $0.01 upon our incorporation on May 16, 2006. Mr. Skelly acquired 3,000,000 shares of our common stock at a price of $0.001 per share effective June 7, 2007. Mr. Skelly paid a total purchase price of $3,000 for these shares. Mr. Skelly also acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000. (The share numbers in this paragraph are on a pre-reverse stock split basis).

As at December 31, 2008, we owed $5,278 to Mr. Skelly as repayment of funds he provided to the Company for operational purposes from time to time (2007 - $847). These amounts are unsecured, do not bear interest and have no specific terms of repayment.

Paul Anaka

Paul Anaka, who become one of our directors on July 1, 2007 and resigned on September 22, 2008, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000. (The share numbers in this paragraph are on a pre-reverse stock split basis).

Grant Sahaydak

Grant Sahaydak, who became one of our directors on July 1, 2007 and resigned on September 22, 2008, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000. (The share numbers in this paragraph are on a pre-reverse stock split basis).

Brian Tuson

Brian Tuson, who became one of our directors on July 1, 2007 and continues to serve as a director, acquired 350,000 units (each unit representing one share of common stock and one share purchase warrant) effective June 8, 2007 at a price of $0.02 per unit, for a total purchase price of $7,000. (The share numbers in this paragraph are on a pre-reverse stock split basis).

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2008 and 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$11,000	-
Audit-Related Fees	6,449	$12,450
Tax Fees	-	-
All Other Fees	-	-
Total	$17,449	$12,450

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
3.3(2)	Articles of Merger as filed with the Nevada Secretary of State, effective as of September 16, 2008
3.4(2)	Certificate of Change as filed with the Nevada Secretary of State, effective as of September 16, 2008
10.1 (1)	Quartz Claims Acquisition Agreement between the company and Oro Quest Ltd., dated May 25, 2006
10.2 (1)	Form of Seed Capital Unit Private Placement Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on October 4, 2007.
(2) Incorporated by reference from our quarterly report on Form 10-Q as filed with the SEC on November 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPALA MINERAL EXPLORATION CORP.

By:       "Laurence Stephenson"
             Laurence Stephenson
             President, Chief Executive Officer, Principal Financial Officer,
             Secretary, Treasurer and a director
             Date:   April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
"Laurence Stephenson" Laurence Stephenson	President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director	April 15, 2009
"Stephen Mooney" Stephen Mooney	Director	April 15, 2009

__________