Form 10-Q
period 2009-03-31
Impala Mineral Exploration Corp.
filed 2009-05-26
CIK 1413599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52880

IMPALA MINERAL EXPLORATION CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

98-0549550

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 520-470 Granville Street
Vancouver, British Columbia, Canada

V6C 1V6

(Address of principal executive offices)

(Zip Code)

(604) 689-7178

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  74,310,010 shares of common stock as of May 22, 2009.

IMPALA MINERAL EXPLORATION CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2009

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Impala Mineral Exploration Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

IMPALA MINERAL EXPLORATION CORP.

(Formerly Harborside Ventures, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

March 31,

December 31,

2009

2008

(unaudited)

ASSETS

CURRENT ASSETS

Cash

$ -

$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft

$ 216

$ 82

Accounts payable and accrued liabilities

81,173

90,342

Loans payable (Note 2)

34,249

19,815

Due to related party (Note 4)

5,201

5,278

$ 120,839

$ 115,517

CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' DEFICIT

Capital stock (Note 3)

Authorized:

5,000,000,000 common shares, $0.001 par value,

Issued and outstanding:

           74,210,010 common shares
(December 31, 2008 - 74,060,010 shares)

74,210

74,060

Additional paid-in capital

32,090

17,240

Deficit accumulated during the exploration stage

(227,139)

(206,817)

(120,839)

(115,517)

$ -

$ -

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

 For the Three Months
Ended
March 31,

 For the Three Months
Ended
March 31,

May 16, 2006 (Inception) to March 31,

2009

2008

2009

Expenses

Accounting and audit fees

$ 12,750

$ 14,575

$ 63,922

Foreign exchange (gain) loss

(2,659)

(1,512)

(16,887)

Interest on loan payable

1,190

-

5,847

Legal

8,907

8,806

115,618

Mineral property costs

-

-

6,586

Office and administration expenses

134

3,181

24,556

Travel

-

2,735

27,497

Net loss

$ (20,322)

$ (27,785)

$ (227,139)

Loss per share - basic and diluted

$ -

$ -

-

Weighted average number of shares outstanding - basic and diluted

74,125,740

74,060,010

-

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

 For the Three Months
Ended
March 31,

 For the Three Months
Ended
March 31,

May 16, 2006 (Inception) to March 31,

2009

2008

2009

Operating Activities

Net loss

$ (20,322)

$ (27,785)

$ (227,139)

Item not requiring use of cash:

Accrued interest on loan payable

1,190

-

5,847

Mineral property costs

-

-

300

    Change in non-cash working capital balances related to
operations:

Accounts payable and accrued liabilities

(10,360)

2,216

75,326

Due to related party

(77)

-

5,201

Net Cash Used in Operating Activities

(29,569)

(25,569)

(140,465)

Financing Activities

Proceeds on sale of common stock

15,000

-

106,000

Loans payable

14,435

19,566

34,249

Net Cash from Financing Activities

29,435

19,566

140,249

Decrease in Cash

(134)

(6,003)

(216)

Cash (Bank overdraft), beginning

(82)

8,106

-

Cash (Bank overdraft), end

$ (216)

$ 2,103

$ (216)

Supplemental cash flow information and non-cash

Investing and financing activities:

Interest paid

$ -

$ -

$ -

Income taxes paid

$ -

$ -

$ -

Shares issued for acquisition of mineral property

$ -

$ -

$ 300

The accompanying notes are an integral part of these financial statements.

IMPALA MINERAL EXPLORATION CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

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

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $227,139 and has a working capital deficiency of $120,839 as at March 31, 2009. Further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

Unaudited Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2009 and the results of its operations and cash flows for the period then ended. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

IMPALA MINERAL EXPLORATION CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 2          Loans Payable

In February 2008, the Company signed a promissory note for $16,420 (Cdn$20,000), which bears an interest rate of 30% per annum, is unsecured and was initially repayable in six months, which has been extended to May 1, 2009. During the three months ended March 31, 2009, the Company incurred interest expense of $1,190 (Cdn$1,500) which is included in accounts payable and accrued liabilities.

During the year ended December 31, 2008, the Company signed a promissory note for $3,395, which is non interest bearing, unsecured and is repayable at February 1, 2010.  During the three months ended March 31, 2009, the Company received an additional loan $15,000 which is non interest bearing, unsecured and has no fixed repayment terms.

In March 2009, the Company received  a loan  from one of the shareholders  for  $15,000, which is non interest bearing, unsecured and has no fixed repayment terms.

Note 3          Capital Stock

On February 20, 2009, the Company issued 150,000 units at $0.10 per unit, for total proceeds of $15,000. Each unit consists of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase an additional common share at $0.20 per share until February 20, 2011.

At March 31, 2009, there were no outstanding stock options.

At March 31, 2009, there were 44,000,000 share purchase warrants outstanding with an exercise price of $0.01 per share exercisable until June 8, 2009 and 150,000 share purchase warrants outstanding with an exercise price of $0.20 per share exercisable until February 20, 2011.

Note 4          Due to Related Party

As at March 31, 2009 $5,201 (December 31, 2008 - $5,278) was due to the President and Director of the Company. These amounts are unsecured, do not bear interest and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount, which is the amount of consideration established and agreed to by the related parties.

IMPALA MINERAL EXPLORATION CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Note 5          Subsequent Events

a)   On April 22, 2009, the Company issued 100,000 units at $0.10 per unit, for total proceeds of $10,000. Each unit consists of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase an additional common share at $0.20 per share until April 22, 2011.

b)   On May 19, 2009, the Company received an additional loan from the same investor for $19,926 which is non interest bearing, unsecured and has no fixed repayment terms.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2009 and 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

As of the date of this report, the Company is in the process of finalizing the terms of a Mineral Option Assets Agreement with RSR (Tanzania) Limited ("RSR") whereby we anticipate that RSR will grant us an exclusive option to acquire an undivided 100% legal, beneficial and registerable interest in and to certain mineral property interests which are located in Tanzania known as the "Busolwa Gold Project".

The properties underlying the quartz claim interests and the Busolwa Gold Project do not contain any known mineral deposits or reserves of minerals.  Accordingly, exploration of the properties is required before we can determine whether any commercially viable mineral deposit may exist.  We will not be able to determine whether or not the properties contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral claim interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the properties underlying our mineral property interests, and there is no assurance that we will discover one.

Our Mineral Claim Interests

Quartz Claims - Whitehorse Mining District, Yukon Territory, Canada

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

The Claim information is as follows:

Claim Name

Grant Numbers

Expiry Date

DIO 1

YC 54160

October 18, 2009

DIO 2

YC 54161

October 18, 2009

DIO 3

YC 54162

October 18, 2009

DIO 4

YC 54163

October 18, 2009

The Busolwa Gold Project

As described above, as of the date of this report we are in the process of finalizing the terms of a Mineral Option Assets Agreement with RSR, whereby we anticipate that RSR will grant our company an exclusive option to acquire an undivided 100% legal, beneficial and registerable interest in and to certain mineral property interests which are located in Tanzania and known as the "Busolwa Gold Project".  The Busolwa Gold Project covers approximately 51.5 square kilometers and is located approximately 30 kilometers from the town of Geita.

Our Planned Exploration Program

Quartz Claims - Whitehorse Mining District, Yukon Territory, Canada

We have obtained a geological report on the property underlying our Yukon mineral claim interests.  The geological report has recommended an exploration program consisting of two phases:

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

1,000

Room and board, transportation and shipping

500

Report writing and supervision (2 days @ $500/day)

1,000

Contingency (10%)

770

Total:

CDN$8,470

The total estimated costs of phase one of CDN$13,750 and phase two of CDN$8,470 are equal to approximately $12,241 and $7,540, respectively, based on the noon buying rate as certified by the Bank of Canada on May 22, 2009 of CDN$1.1233 : US$1.00.

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

To date, we have spent no exploration expenditures on the property underlying our Yukon mineral claim interests, other than amounts spent in completing the geological report on the property.  We have not chosen anyone specific to conduct exploration work on the property.  We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the property.

The Busolwa Gold Project

As of the date of this report, the Company is in the process of finalizing the terms of a Mineral Option Assets Agreement with RSR, whereby we anticipate that RSR will grant us an exclusive option to acquire an undivided 100% legal, beneficial and registerable interest in and to the Busolwa Gold Project.  If and when the definitive agreement is entered into, the Company intends to obtain a geological report on the Busolwa Gold Project to assist in determining a plan of operations going forward.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims:

1.   We intend to conduct phase one of our recommended exploration program on the property underlying our Yukon mineral claim interests.  Phase one will consist of prospecting, geological mapping, geophysical and geochemical surveys, and is estimated to cost approximately CDN$13,750 (approximately $12,241 based on the noon buying rate as certified by the Bank of Canada on May 22, 2009 of CDN$1.1233 : US$1.00).  We expect to commence phase one of our exploration program in the summer of 2009, depending on weather conditions, the availability of personnel and equipment and the availability of financing.

2.   Upon entry into a definitive agreement with respect to the Busolwa Gold Project, we intend to obtain a geological report with respect to this project and establish a plan of operations, which the Company estimates will cost approximately $20,000.  Once we obtain a geological report, we intend to establish a plan of operations and budget with respect to this project.

3.   We anticipate spending approximately $7,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $84,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $116,241.  As at March 31, 2009, we had cash of $nil and a working capital deficit of $120,839.  Our ability to complete phase one of our recommended exploration program of the Yukon property, obtain a geological report on the Busolwa property, and to pay our general and administrative expenses for the next twelve months, will be subject to us obtaining financing.

During the twelve month period following the date of this report we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain financing in order to continue our plan of operations during and beyond the next twelve months.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing.  We anticipate that funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our plan of operations and our business plan will fail.  If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interests and our plan of operations will fail.

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

Expenses

Our expenses for the following periods are set forth below:

 For the Three Months
Ended
March 31,

 For the Three Months
Ended
March 31,

May 16, 2006 (Inception) to March 31,

2009

2008

2009

Expenses

Accounting and audit fees

$ 12,750

$ 14,575

$ 63,922

Foreign exchange (gain) loss

(2,659)

(1,512)

(16,887)

Interest on loan payable

1,190

-

5,847

Legal

8,907

8,806

115,618

Mineral property costs

-

-

6,586

Office and administration expenses

134

3,181

24,556

Travel

-

2,735

27,497

Net loss

$ (20,322)

$ (27,785)

$ (227,139)

As such, we experienced a net loss of $20,322 for the three months ended March 31, 2009, as compared to a net loss of $27,785 for the three months ended March 31, 2008.  The decrease in our net loss during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the elimination of travel expenses and the reduction of office and administration expenses.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $29,569 for the three months ended March 31, 2009, as compared with $25,569 for the three months ended March 31, 2008.  We have applied cash generated from our financing activities to fund our operations.

Net Cash from Financing Activities

During the three months ended March 31, 2009, we obtained net cash of $29,435 from financing activities ($15,000 from the sale of common stock and $14,435 from a loan payable), as compared to $19,566 (from a loan payable) during the three months ended March 31, 2008.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to continue to pursue our plan of operations.  For these reasons our auditors stated in their report included with our annual report for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Effective on February 20, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 150,000 units at a subscription price of $0.10 per unit for proceeds of $15,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.20 per share until February 20, 2011. We relied on an exemption from registration under the Securities Act provided by Regulation S, based on representations and warranties provided by the subscriber in the subscription agreements entered into between the subscriber and our Company.

Effective on April 22, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 100,000 units at a subscription price of $0.10 per unit for proceeds of $10,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.20 per share until April 22, 2011. We relied on an exemption from registration under the Securities Act provided by Regulation S, based on representations and warranties provided by the subscriber in the subscription agreements entered into between the subscriber and our Company.

The net proceeds of these offerings will be used for general working capital and corporate purposes.

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

By:          /s/ Laurence Stephenson

                Laurence Stephenson

                President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer and a director

Date:        May 22, 2009